Form 10-Q
period 1996-06-30
NEWFLO CORP
filed 1996-08-13
CIK 888740

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal Period Ended June 30, 1996

                                     or

/ /  Transition Report to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Transition Period From ________ to _________

    Commission file number:  33-56256

                            NEWFLO Corporation
           (Exact name of registrant as specified in its charter)

         Delaware                                 94-3115884
(State of or other Jurisdiction             (I.R.S. Employer ID No.)
of incorporation or organization)

301 Camp Craft Rd., Suite 100, Austin, TX             78746
(Address of principal executive offices)            (Zip Code)

          (512) 314-8500
(Registrant's telephone number, including area code)

          Not Applicable
(Former name, former address and former year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X /

           Applicable Only to Issuers Involved in Bankcruptcy
            Proceedings During the Proceeding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  /   /

                 Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Common Stock, Class A, $.01 par value - 196,638 shares as of July 30, 1996 Common Stock, Class B, $.01 par value - None outstanding as of July 30, 1996

                               NEWFLO Corporation

                                      INDEX
                                                                      PAGE NO.
Part I.  Financial Information

Item 1.  Financial Information (Unaudited)

         Condensed Consolidated Balance Sheets-June 30, 1996 and
              December 31, 1995                                          2-3

         Condensed Consolidated Statements of Operations-three months ended June 30, 1996, and 1995, and six months ended
              June 30, 1996, and 1995.                                   4

         Condensed Consolidated Statements of Cash Flows-Six months
              ended June 30, 1996, and 1995                              5

         Notes to Condensed Consolidated Financial Statements
              June 30, 1996                                              6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  9-11

Part II. Other Information

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Defaults upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12


Signatures

                                         1

PART I.  FINANCIAL INFORMATION

                              NEWFLO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30,         December 31,
                                             1996               1995
                                          -----------       ------------
                                          (Unaudited)        (See Note)
Assets:                                          (000 s Omitted)
Current assets:
 Cash                                    $   692              $   736
 Accounts receivable, less allowance      37,122               32,732
  for doubtful accounts of $1,166
  (1995-$905)
 Inventories, at cost:
  Raw materials                           15,884               13,603
  Work-in-process                          6,985                6,104
  Finished goods                          35,966               30,394
                                        ---------             --------
 Total inventories                        58,835               50,101
 Other current assets                      3,441                3,973
                                        ---------             --------
Total current assets                     100,090               87,542

Property, plant and equipment             56,190               49,439
Less accumulated depreciation             24,828               20,716
                                        ---------             --------
Net property, plant and equipment         31,362               28,723

Excess of purchase price over net
  assets of acquired businesses, net of
  $6,824 amortization (1995 - $6,119)     34,047               34,009
Noncompete agreements, net of $17,186
  amortization (1995 - $16,221)            1,314                2,279
Loan fees, net of $3,565 amortization
  (1995 - $3,142)                          4,043                4,466
Other assets                               2,115                2,023
                                        ---------            ---------
Total assets                            $172,971             $159,042
                                        ========             ========

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.




                                         2

                               NEWFLO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,         December 31,
                                              1996              1995
                                           (Unaudited)        (See Note)
                                                  (000 s Omitted)
Liabilities:
Current liabilities:
 Accounts payable                           $ 14,532           $ 11,973
 Accrued compensation and related
  benefits                                     3,753              4,118
 Accrued taxes payable                           800              1,238
 Accrued interest                              1,720              1,716
 Accrued other liabilities                     4,259              5,299
 Current portion of long term debt             9,004              8,782
  and capital leases                        ---------          ---------
Total current liabilities                     34,068             33,126

Long term debt                               124,669            115,452
Other liabilities                             14,374             13,895

Stockholders' Equity:

Minority Interest                              1,446              1,330
Redeemable preferred stock:
 Preferred stock, Class A, $.01 par value,
  450 shares authorized, 113 shares issued
  and outstanding; liquidation preference
  of $113 in 1996 (1995 - $113)                  113                113
 Preferred stock, Class B, $.01 par value,
  7,000 shares authorized, issued and
  outstanding; liquidation preference of
  $7,000                                       9,636              9,356
Common stockholders' equity (deficit):
 Common stock, Class A, $.01 par value,
  285,000 shares authorized; 196,638 shares
  issued and outstanding                           2                  2
 Additional-paid-in-capital                      732                732
 Accumulated foreign currency translation
  adjustment                                  (1,256)            (1,390)
 Retained earnings (deficit)                 (10,813)           (13,574)
                                             --------           --------
Total common stockholders' equity (deficit)  (11,335)           (14,230)
                                             --------           --------
Total liabilities and stockholders'
 equity                                     $172,971           $159,042
                                            =========          =========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                        3

                               NEWFLO CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30                   June 30
                                 1996       1995           1996       1995
                                   (000 s omitted, except per share data)
Product sales, net             $ 63,393  $ 50,572       $120,198   $ 95,636

Cost of sales                    41,407    32,565         77,424     60,612
                                --------  --------       --------   --------
Gross profit                     21,986    18,007         42,774     35,024

Operating expenses:
 Sales and marketing              7,937     6,657         15,210     13,330
 Research and development         1,105       929          2,199      1,817
 General and administrative       4,062     3,009          8,084      6,841
 Amortization of intangible
  assets                            895       884          1,785      2,042
                                --------  --------       --------   --------
Total operating expenses         13,999    11,479         27,278     24,030
                                --------  --------       --------   --------
Income from operations            7,987     6,528         15,496     10,994

Interest expense                 (5,031)   (4,632)        (9,695)    (9,271)
Other income (expense)               (4)      193           (337)       284
                                --------  --------       --------   --------
Income before income taxes,
 and minority interest            2,952     2,089          5,464      2,007
Income tax expense               (1,345)     (412)        (2,300)      (573)
                                --------  --------       --------   --------
Income before minority
 interest                         1,607     1,677          3,164      1,434
Minority interest                    76        70            116        124
                                --------  --------       --------   --------
Net income                     $  1,531  $  1,607       $  3,048   $  1,310
                                ========  ========       ========   ========
Net income attributable to
 common shares                 $  1,528  $  1,600       $  3,041   $  1,296
                                ========  ========       ========   ========

Net income per common share    $   6.02  $   6.30       $  11.98   $   5.10
                                ========  ========       ========   ========

Shares used in calculation of
 net income per common share    253,938   253,938        253,938    253,938
                                ========  ========       ========   ========

See notes to condensed consolidated financial statements.

                                            4

                               NEWFLO CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Six Months Ended June 30
                                               1996          1995
                                                 (000 s Omitted)
Operating activities:
Net income                                  $  3,048        $  1,310
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

 Depreciation and amortization                 4,543           4,812
 Minority interest                               116             124
 Other operating adjustments                    (172)            (93)

 Changes in operating assets and liabilities:
   Accounts receivable                        (1,857)         (3,199)
   Inventories                                (3,975)         (2,531)
   Other current assets                          596            (646)
   Accounts payable                            2,091             357
   Income taxes payable                         (438)            107
   Accrued compensation                         (365)           (809)
   Accrued interest                                4              16
   Other accrued liabilities                  (2,599)         (1,591)
                                             --------        --------
Cash provided by (used in) operating
  activities                                     992          (2,143)

Investing activities:
Acquisition, net of cash required             (9,774)             --
Purchase of property and equipment            (1,535)         (1,059)
Proceeds from sale of equipment                  230             134
Other assets                                     477            (955)
                                             --------        --------
Cash used in investing activities            (10,602)         (1,880)

Financing activities:
Repayments of term loan                       (4,063)         (1,444)
Repayments of notes payable and
 capital leases                                 (284)         (5,394)
Borrowings under bank line of credit          13,786          11,106
Payment of preferred stock dividends              (7)            (15)
                                             --------        --------
Cash provided financing activities             9,432           4,253

Effect of foreign exchange rate changes
 on cash                                         134              98
                                             --------        --------
Net increase (decrease) in cash                  (44)            328
Cash, beginning of period                        736             638
                                             --------        --------
Cash, end of period                              692             966
                                             ========        ========

See notes to condensed consolidated financial statements.

                                        5

NEWFLO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)
- ----------------------------------------------------------------

June 30, 1996

1.  Basis of Presentation

The accompanying condensed consolidated financial statements of NEWFLO Corporation (the "Company") as of and for the six-month period ended
June 30, 1996, are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three-month period ended June 30, 1996, and the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements as of and for the year ended December 31, 1995.


2.  Net Income Per Common Share

Net income per common share is computed using net income after deducting preferred stock Series A dividends. The weighted average number of shares consists of the common stock equivalents outstanding. The inclusion of warrants as common stock equivalents are valued at the latest stock transaction price. For the three-month and six-month period ended June 30, 1996, the common equivalent shares from stock warrants and preferred stock, Series B, are included in the computation of net income per common share. See Exhibit 11, for further reference.


3.  Acquisitions

In January 1996, the Company acquired certain assets and assumed liabilites of Barber Industries Ltd. (Barber) for a cash payment of approximately $9.3 million. Barber manufactures wellhead equipment and emergency shut down safety systems. The acquisition has been accounted for using the asset purchase method, and, accordingly, the purchase price and liabilities assumed ($1.7 million) have been allocated to the assets acquired based on their respective fair values at the date of acquisition.











                                   6

NOTES to Condensed Consolidated Financial Statements (Unaudited)
- ----------------------------------------------------------------
(continued)

4.  Adoption of New Accounting Standards

In the three months ended March 31, 1996, the Company adopted the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators ofimpairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption had no impact on the Company's results of operations or financial position.


5.  Contingencies

The Company is involved in various litigation arising in the ordinary course of business. In management's opinion, the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

The Company utilizes and has utilized property containing hazardous materials which may require remediation. The Company has made accruals in the accompanying condensed consolidated financial statements for all known environmental issues based upon investigations conducted by the Company, its environmental consultants and federal regulatory agencies. Management believes the ultimate resolution of these matters will not be significant to the financial position or results of operations of the Company.


6.  Common Stockholders' Equity

The Class B common stock (none issued or outstanding) is non-voting and is convertible at any time, at the option of the holder, into Class A common stock on a one-for-one basis. The Company has reserved 68,630 share of Class A common stock for the conversion of Class B preferred sctock and Class B common stock.

The Company has the right to repurchase 13,371 share of Class A common stock held by certain stockholders at $.01 per share. The repurchase rights lapse at the earlier of conversion of the Class B preferred stock or January 2003.

The Company has warrants outstanding to its term loan holders to purchase 12,157 shares of Class B common stock at $5.91 per share and 4,677 shares Class B common stock at $10.80 per share. The Company may call the warrants and/or any shares issued upon exercise of the warrants at fair market value of the related shares (less exercise price, with respect to the warrants) until March 19, 2000. At the option of the holders, the warrants and/or shares issued upon the exercise of the warrants may be put to the Company at fair market value of the related shares (less exercise price, with respect to the warrants). This put option terminates March 19, 2000. Also, beginning March 19, 1996, certain stockholders who hold 125,516 shares of Class A common and shares of Class B preferred stock convertible into 36,812 shares of Class A common stock have the right to put all such of common stock to the Company at fair market value, upon request from a majority of these stockholders. This right terminates upon an initial public offering of the Company's stock with net proceeds of at least $30 million or upon the liquidation or sale of the Company.

                                 7

Notes to Condensed Consolidated Fianacial Statements (Unaudited)
- ----------------------------------------------------------------
(continued)



7.  Subsequent Event

On June 28, 1996, the Company entered into a Stock Purchase Agreement among the Company, its Stockholders and Precision Castparts Corp. ("PCC") to sell 100% of its stock to Precision Castparts Corp. PCC, headquartered in Portland, Oregon, is a producer of high quality investment castings for aerospace and power generation customers. The transaction was consummated on July 31, 1996. In connection with this transaction, the Company's senior debt of $32.6 million was retired. In addition, all outstanding stock was retired, warrants were redeemed and all accrued dividends were paid.











                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated audited financial statements contained in the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995, and the condensed consolidated financial statements which are included elsewhere in this quarterly report. The results of operations for the three-month period ended June 30, 1996, and the six-month period ended June
30, 1996 are not necessarily indicative of the results to be expected for the full year.

Results of Operations
- ---------------------

Three months ended June 30, 1996, compared with three months ended
June 30, 1995.

Net sales increased for the three months ended June 30, 1996, to $63.4 million, up $12.8 million, or 25.4% from sales of $50.6 million for the three months ended June 30, 1995. This increase of $12.8 million includes $2.7 million generated by the acquisition of certain assets and liabilities of Barber Industries Ltd. in January 1996. For the second quarter of 1996, as compared with the second quarter of 1995, sales strongly increased in the pump and valve product groups by $8.0 million and $4.6 million, respectively, and the instrument group reported a slight increase of $0.2 million.

Gross profit of $22.0 million for the three months ended June 30, 1996, represents an increase in performance of $4.0 million, or 22.1% from the $18.0 million for the same period for 1995. Excluding the results of the Barber acquisition, the increase in performance was $3.3 million with the strongest performance in the pump group with a $2.3 million increase in gross profit from the same period in 1995. Gross profit as a percentage of net sales, decreased to 34.7% during the second quarter of 1996 from 35.6% during the same period in 1995. The decrease occurred primarily in the pump product lines.

Income from operations of $8.0 million for the quarter ended June 30, 1996, represented an increase of $1.5 million from $6.5 million for the same period in 1995. Excluding the $0.6 million loss impact on income from operations by the acquisition of Barber Industries, the $2.1 million increase in income from operations was primarily the result of the $3.3 million increase in gross profit performance as discussed above and an increase of operating expenses for the second quarter of 1996, to $12.7 million from 11.5 million, or 10.5%. The $1.2 million increase in operating expense for the three months ended
June 30, 1996, when compared to the same period for 1995 was the result of an increase in marketing and sales expenses of $0.6 million and an increase of $0.6 million in all other operating expenses.

Interest expense increased to $5.0 million during the quarter ended June 30, 1996, from $4.6 million for the same period in 1995 because of an increase in debt balances offset by lower interest rates in 1996.

Net income before tax and minority interest of $2.9 million for the second quarter of 1996 was improved from $2.1 million for the comparable period in 1995. The increase of $0.8 million was contributed primarily by the pump product group with increases of $1.2 million. The valve product group reported a decrease of $0.1 million in net income before tax and minority interest that includes the $0.9 million loss in net income before tax and minority interest for Barber Industries, which was acquired in January, 1996.


                                     9

- ---------------------------------

Six-months ended June 30, 1996, compared with six-months ended June 30, 1995.

Net sales increased for the six months ended June 30, 1996, to $120.2 million, up $24.6 million, or 25.7% from sales of $95.6 million for the six months ended June 30, 1995. This increase of $24.6 million includes $6.2 million generated by the acquisition of certain assets and liabilities of Barber Industries, Ltd. in January, 1996. For the first half of 1996, as compared with the first half of 1995, sales strongly increased in the pump and valve product groups by $12.9 million and 12.0 million, respectively, and the instrument group reported a slight increase of $0.3 million.

The customer order backlog increased by $1.8 million or 4.6%, during the first six months of 1996 to $41.7 million from $39.9 million at December 31, 1995, since new customer orders received exceeded shipments. New customer orders for valve and instrument products substantially contributed to this increase in backlog.

Gross profit of $42.8 million for the six months ended June 30, 1996, represents an increase in performance of $7.8 million, or 22.1% from the $35.0 million for the same period for 1995. Excluding the results of Barber Industries, acquired in January, 1996, the increase in performance was $6.1 million with the strongest performance in the pump product group with a $4.2 million increase in gross profit from the same period in 1995. Gross profit, as a percentage of net sales, decreased to 35.6% during the first half of 1996 from 36.6% during the same period in 1995. The decrease occurred primarily in the valve and instrument product lines.

Income from operations of $15.5 million for the period ended June 30, 1996 represented an increase of $4.5 million, or 40.9% from $11.0 million for the same period in 1995. Excluding the $0.5 million impact on income from operations by the acquisition of Barber Industries, the $4.0 million increase in income from operations was primarily the result of the $7.8 million increase in gross profit performance as discussed above and an increase of operating expenses of $3.2 million for the first half of 1996 to $27.3 million from $24.0 million or 13.5 %. The $3.2 million increase of operating expense for the six month period ended June 30, 1996, when compared to the same period for 1995, was the result of a increase in marketing and sales expense of $1.9 million, a decrease in amortization of intangibles of $0.3 million, and an increase of $1.6 million in all other expenses.

Interest expense increased to $9.7 million during the period ended June 30, 1996, from $9.3 million for the same period in 1995, because of an increase in debt balances offset by lower interest rates in 1996.

Net income before tax and minority interest of $5.5 million for the first half of 1996, was an improvement of $2.0 million over the comparable period in 1995. The increase of $3.5 million was contributed primarily by the pump product group with an increase of $2.7 million. The valve product group reported an increase of $1.1 million, as compared to the instrument product group with a slight decrease of $0.2 million in net income before tax and minority interest.

                                 10

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities was $1.0 million for the first six months ended June 30, 1996, compared cash used in operating activities of $2.1 million for the same period in 1995. Noncash charges to income for depreciation and amortization of intangibles were $4.5 million during the first six months of 1996, compared with $4.8 million for the same period in 1995. Debt levels increased by $9.4 million during the first half compared with an increase of $4.3 million during the same period of 1995. The 1996 increase included the acquisition of certain assets and liabilities of Barber Industries Ltd. for $9.3 million. In addition, the Company incurred acquisition related expenses of approximately $0.5 million. Excluding the acquisition of Barber Industries of $9.3 million and related acquisition costs of $0.5 million, the debt level for the first six months of 1996 decreased $0.4 million. Capital spending for the first six months of 1996 was $1.5 million compared to $1.1 million for the first six months in 1995. Capital spending for 1996 was primarily for the upgrading of production equipment, tooling for new products and cost reduction programs. The Company believes it has sufficient capacity for sales growth in the future without substantial additional capital expenditure requirements.

Working Capital at June 30, 1996, was $66.0 million compared with $54.4 million at December 31, 1995. The $11.6 million increase in working capital at June 30, 1996, from December 31, 1995, includes $4.9 million from the acquisition of Barber Industries and $6.7 million is related to increased levels of inventory and accounts receivable, less increases in accounts payable, and plus a decrease in other accrued liabilities. The ratio of current assets to current liabilities at June 30, 1996, was 2.9 when compared with 2.6 at December 31, 1995.

The Company finances its activities principally through cash provided by operations and borrowings under a senior credit agreement with a financial institution, expiring February 28, 1998. This agreement includes a term loan with annual repayment requirements and a revolving loan credit facility. At June 30, 1996 the Company had approximately $17.4 million available under the revolving credit facility. The Company is, and expects to continue to be, in compliance with the current provisions of the Senior Credit Agreement. On July 31, 1996, the Senior Credit Agreement was retired as part of the acquisition of the Company by Precision Castparts Corp. ("PCC"). The Company expects cash provided by operations and additional lines of credit available through PCC to be sufficient to meet its current obligations and operating requirements over at least the next twelve months.

                                11

                         NEWFLO Corporation

Part II.  Other Information

Item 1.   Legal Proceedings

              None

Item 2.   Changes in Securities

              None

Item 3.   Defaults upon Senior Securities

              None

Item 4.   Submission of Matters to a Vote of Security Holders

              None

Item 5.   Other Information

              None

Item 6.   Exhibits and Reports on Form 8-K

              The following exhibits are included herein:

              (Exhibit 11) Statement Re: Computation of Per Share Earnings

              Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1996, nor the six-month period ended June 30, 1996.

                                      12

                             NEWFLO Corporation










                              Signature
                              ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NEWFLO Corporation
                                                ------------------
                                                   (Registrant)


Date: August 13, 1996
                                           By:   Richard D. Morton
                                              -----------------------------
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)










