Form 10-Q
period 1996-09-30
NEWFLO CORP
filed 1996-11-14
CIK 888740

                   			  United States

             		Securities and Exchange Commission

             		     Washington, D.C. 20549



                     			  FORM  10-Q


(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal Period Ended  September 30, 1996 or

[   ]  Transition Report to Section 13 or 15(d) of the Securities
Act of 1934 For the Transition Period From ___________ to ___________

Commission file number:  33-56256


               	    PCC Flow Technologies, Inc.
-----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        	 Delaware                               94-3115884
-----------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer ID No.)
 of incorporation or organization)


301 Camp Craft Road, Suite 100,  West Lake Hills,  Austin, Texas  78746
-----------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                          512-314-8500
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

                  	    NEWFLO Corporation
--------------------------------------------------------------------------
(Former name, former address and former year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  [ X ]  Yes    [   ]   No

Applicable Only to Issuers Involved in Bankruptcy

Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.    [   ] Yes    [   ] No

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Effective August 1, 1996, all Common Stock, Class A, was retired
Effective August 1, 1996, all Common Stock, Class B, was retired


               			 PCC FLOW TECHNOLOGIES, INC.


INDEX                                                        Page No.

PART I.  Financial Information

Item 1. Financial Statements (Unaudited)


Condensed Consolidated Balance Sheets- December 31,
 1995, September 30, 1996 and July 31, 1996.                    2-3

Condensed Consolidated Statements of Operations-
 three months ended September 30, 1995, one month
 ended July 31, 1996 and two months ended September
 30, 1996; and nine months ended September 30, 1995,
 seven months ended July 31, 1996 and two months
 ended September 30, 1995.                                      4-5

Condensed Consolidated Statements of Cash Flows-nine
 months ended September 30, 1995, seven months ended
 July 31, 1996 and two months ended September 30, 1996.           6

Notes to Condensed Consolidated Financial Statements            7-8


Item 2. Management's Discussion and Analysis of Financial
      	 Condition and Results of Operations                    9-12


PART II.  Other Information

Item 1. Legal Proceedings                                        13

Item 2.Changes in Securities                                     13

Item 3.Defaults upon Senior Securities                           13

Item 4.Submission of Matters to a Vote of Security Holders       13

Item 5.Other Information                                         13

Item 6.Exhibits and Reports on Form 8-K                       13-14

Signatures



Part I. Financial Information

            		   PCC FLOW TECHNOLOGIES, INC.

 Condensed Consolidated Balance Sheets (Unaudited - See Notes)

                                  					Predecessor          Successor
                         				    -----------------------   -----------
				                              December     July  31,     September
				                              31, 1995      1996         30, 1996
				                             -----------------------   -----------
				                             (000s omitted, except per share data)

Assets

Current Assets:
  Cash                               $    736      $  3,912     $  5,733

  Accounts receivable                  33,637        33,772       36,095
  Less allowance for doubtful
  accounts                                905         1,155        1,289
                            				     --------      --------     --------
   Net accounts receivable             32,732        32,617       34,806

  Inventories, at cost:
   Raw materials                       13,603        15,864       15,951
   Work-in-process                      6,104         7,098        6,327
   Finished goods                      30,394        36,977       38,777
                            				     --------      --------     --------
    Total inventories                  50,101        59,939       61,055

  Deferred tax asset-current            2,116         2,116        8,230
  Other current assets                  1,857         1,447        1,364
                            				     --------      --------     --------
Total current assets                   87,542       100,031      111,188

Property, plant and equipment          49,439        56,489       31,297
Less accumulated depreciation          20,716        25,389          723
                            				     --------      --------     --------
Net property, plant and equipment      28,723        31,100       30,574

Excess of purchase price over net
assets of acquired businesses, net
of $6,953 amortization
(1995 - $6,119)                        34,009        33,905          ---

Excess of purchase price over net
assets of acquired NEWFLO Corporation,
net of $1,015 amortization
(1995 - $0)                               ---           ---      226,840

Noncompete agreements, net of $17,347
amortization (1995 -$16,221)            2,279         1,153          ---

Loan fees, net of $3,634 amortization
(1995 - $3,142)                         4,466         3,974          ---

Deferred tax asset-long term              ---           ---       10,799
Other assets                            2,023         2,098        1,291
                            				     --------      --------     --------
Total assets                         $159,042      $172,261     $380,692
============                         ========      ========     ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                       				 2

             		    PCC  FLOW  TECHNOLOGIES, INC.

    Condensed Consolidated Balance Sheets (Unaudited - See Notes)


                                  					Predecessor           Successor
				                              -----------------------   -----------
				                              December     July  31,     September
				                              31, 1995       1996         30, 1996
				                              -----------------------   -----------
				                              (000s omitted, except per share data)


Liabilities
Current Liabilities:
  Accounts payable                   $ 11,973      $ 12,983     $ 13,975
  Accrued compensation
   and related benefits                 4,118         4,432        4,601
  Accrued taxes payable                 1,238         1,229        2,178
  Accrued interest                      1,716         2,827       11,009
  Accrued other liabilities             5,299         3,559       12,408
  Deferred taxes-current                ---           ---        7,247
  Current portion of long term debt     8,782         9,004          270
                            				     --------      --------     --------
Total current liabilities              33,126        34,034       51,688

Long term debt                        115,452       124,305      100,321
Deferred taxes-long term                5,948         5,945          ---
Other liabilities                       7,947         8,397       22,276

Minority interest                       1,330         1,470        1,547

Redeemable preferred stock
 Preferred stock, Class A, $.01 par
 value, 450 shares authorized, 113
 shares issued and outstanding;
 liquidation preference of $113
 in 1996 (1995 - $113)                    113           113          ---

 Preferred stock, Class B $.01 par
 value, 7,000 shares authorized,
 issued and outstanding;
 liquidation preference of $7,000       9,356         9,683          ---

Common stockholders' equity (deficit):
 Common stock, Class A, $.01 par value,
 285,000 shares authorized; 196,638
 shares issued and outstanding              2             2          ---

 Additional paid-in-capital               732           732          ---
 Contributed capital from parent          ---           ---      203,267
 Accumulated foreign currency
  translation adjustment               (1,390)       (1,360)         134
 Retained earnings                    (13,574)      (11,060)       1,459
                            				     --------      --------     --------
Total common stockholders'
 equity (deficit)                     (14,230)      (11,686)     204,860
				                                 --------      --------     --------
Total liabilities and stockholders'
 equity                              $159,042      $172,261     $380,692
==================================   ========      ========     ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                              				       3

              			  PCC FLOW TECHNOLOGIES, INC.

  Condensed Consolidated Statements of Operations (Unaudited)



                         				       Predecessor             Successor
			                         ----------------------------  -------------
			                         Three Months     One Month      Two Months
				                           ended          ended           ended
			                         September 30     July 31       September 30
				                           1995            1996           1996
			                         ----------------------------  -------------
				                          (000s omitted, except per share data)

Product sales, net              $ 50,557        $ 18,122        $ 39,588

Cost of sales:
 Cost of sales-product            32,191          11,664          24,775
 Engineering                         ---             ---             753
 Amortization of intangible
  assets                             524             257           2,238
                            				--------        --------        --------
Total cost of sales               32,715          11,921          27,766
			                            	--------        --------        --------
Gross profit                      17,842           6,201          11,822

Operating expenses:
 Sales and marketing               6,882           2,583           5,144
 Engineering                         944             335             ---
 General and administrative        3,089           1,496           2,301
 Amortization of intangible assets   886             299             ---
                            				--------        --------        --------
Total operating expense           11,801           4,713           7,445
	                            			--------        --------        --------
Income from operations             6,041           1,488           4,377
Interest expense                  (4,478)         (1,243)         (1,002)
Other income (expense)                24             ---             ---
Income before income taxes and  --------        --------        --------
 minority interest                 1,587             245           3,375
Income tax expense                  (527)           (419)         (1,839)
			                            	--------        --------        -------
Income (loss) before
 minority interest                 1,060            (174)          1,536

 Minority interest                    42              24              77
	                            			--------        --------        --------
Net income (loss)               $  1,018        $   (198)       $  1,459
		                            		========        ========        ========

Net income (loss) attributable
 to common shares               $  1,011        $   (201)       $    n/a
                            				========        ========        ========
Net income (loss) per
 common share                   $   3.98        $  (1.02)       $    n/a
			                            	========        ========        ========
Shares used in calculation
 of net income (loss) per
 common share                    253,938         196,638             n/a
                            				========        ========        ========

See notes to condensed consolidated financial statements.

				                                 	    4

               			  PCC  FLOW  TECHNOLOGIES, INC.

  	   Condensed Consolidated Statements of Operations (Unaudited)

                            				       Predecessor             Successor
			                             ----------------------------  -------------
			                             	Nine Months    Seven Month     Two Months
				                               ended          ended           ended
			                              September 30     July 31       September 30
				                               1995            1996            1996
			                             ----------------------------  -------------
				                              (000s omitted, except per share data)
Product sales, net              $146,193        $138,320        $ 39,588

Cost of sales:
 Cost of sales-product            91,807          88,077          24,775
 Engineering                         ---             ---             753
 Amortization of intangible
  assets                           1,520           1,268           2,238
                            				--------        --------        --------
Total cost of sales               93,327          89,345          27,766
		                            		--------        --------        --------
Gross profit                      52,866          48,975          11,822

Operating expenses:
 Sales and marketing              20,212          17,793           5,144
 Engineering                       2,761           2,534             ---
 General and administrative        9,589           9,580           2,301
 Amortization of intangible
  assets                           2,928           2,084             ---
                            				--------        --------        --------
Total operating expense           35,490          31,991           7,445
		                            		--------        --------        --------
Income from operations            17,376          16,984           4,377
Interest expense                 (13,749)        (10,938)         (1,002)
Other income (expense)               (33)           (337)            ---
				                            --------        --------        --------
Income before income taxes and
  minority interest                3,594           5,709           3,375
Income tax expense                (1,100)         (2,719)         (1,839)
			                            	--------        --------        --------
Income before minority
 interest                          2,494           2,990           1,536
 Minority interest                   166             140              77
		                            		--------        --------        --------
Net income                      $  2,328        $  2,850        $  1,459
	                            			========        ========        ========
Net income attributable to
 common shares                  $  1,886        $  2,840        $    n/a
		                            		========        ========        ========

Net income per common share     $   7.43        $  11.18        $    n/a
                            				========        ========        ========
Shares used in calculation of
 net income per common share     253,938         253,938             n/a
			                            	========        ========        ========

See notes to condensed consolidated financial statements.

				                                    	  5

             			     PCC FLOW  TECHNOLOGIES, INC.

	    Condensed Consolidated Statements of Cash Flows (Unaudited)


                            				       Predecessor             Successor
			                             ----------------------------  -------------
			                             	Nine Months    Seven Month     Two Months
				                               ended          ended           ended
			                              September 30     July 31       September 30
				                                 1995          1996           1996
			                             ----------------------------  -------------
			                                           (000s omitted)
Operating activities
Net income                      $  2,328        $  2,850       $  1,459

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

 Depreciation and amortization     7,011           5,449          2,629
 Minority interest                   166             140             77
 Other operating adjustments         (87)           (196)            25

Changes in operating assets
     and liabilities:
 Accounts receivable              (3,757)          2,648         (2,281)
 Inventories                      (2,711)         (5,079)        (1,385)
 Other current assets               (659)            473             82
 Accounts payable                  1,891             542            992
 Income taxes payable                394              (9)           949
 Accrued compensation                 93             314            169
 Accrued interest                  3,295           1,111         (1,066)
 Other accrued liabilities        (1,774)         (3,299)         2,989
                             				--------        --------       --------
Cash provided by  operating
 activities                        6,190           4,944          4,639

Investing activities
Acquisition, net of cash
 acquired, NEWFLO                    ---             ---       (173,281)
Acquisition, net of cash
 acquired, Barber                    ---          (9,774)           ---
Purchase of property and
 equipment                        (1,620)         (1,844)          (366)
Proceeds from sale of
 equipment                           153             311            ---
Other assets                        (968)            444            110
                             				--------        --------       --------
Cash used in investing
 activities                       (2,435)        (10,863)      (173,537)

Financing activities
Borrowings (repayments)-
 bank line of credit               1,612          13,421        (20,781)
Repayments of notes payable       (5,561)         (4,347)       (11,901)
Contributed Capital - Parent         ---             ---        206,067
Payment of preferred stock
 dividends                           (22)             (8)           ---
Payment of dividend to Parent        ---             ---         (2,800)
                             				--------        --------       --------
Cash provided by (used in)
 financing activities             (3,971)          9,066        170,585

Effect of foreign exchange
 rate changes on cash                218              29            134
				                            --------        --------       --------
Net increase in cash                   2           3,176          1,821
Cash, beginning of period            638             736          3,912
Cash, end of period             $    640        $  3,912       $  5,733
			                            	========        ========       ========

See notes to condensed consolidated financial statements.

				                              	   6

             		   PCC FLOW TECHNOLOGIES, INC.

  Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 1996


1.  Basis of Presentation

The accompanying condensed consolidated financial statements of PCC Flow Technologies, Inc. (the "Company") are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. PCC Flow Technologies, Inc., previously known as NEWFLO Corporation, was acquired on July 31, 1996, by Precision Castparts Corp. ("Precision"), a world wide manufacturer of complex metal structural investment castings and is a leading manufacturer of airfoils castings used in jet aircraft engines. Precision is traded on the New York Stock Exchange. The accompanying condensed consolidated financial statements consist of one month and seven months ended July 31, 1996 ("Predecessor"), and the two months ended September 30, 1996 ("Successor"). In conjunction with the acquisition of PCC Flow Technologies, Inc., by Precision Castparts Corp., the condensed consolidated financial statements have been presented in a manner to reflect the change of ownership and a difference in classification policies. Classification differences impact cost of sales and operating expense discussions. All other items are directly comparable for the Predecessor and Successor. The results of operations for the three-month period ended September 30, 1996, and the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1995.


2.  Net Income Per Common Share

Net income (loss) per common share is computed using the net income (loss) after deducting preferred stock Series A dividends. The weighted average number of shares consists of the common stock outstanding and the common stock equivalents outstanding. The inclusion of warrants as common stock equivalents are valued at the latest stock transaction price. For the one-month ended July 31, 1996, the common equivalent shares from stock warrants and preferred stock, Series B, are excluded from the computation of net loss per common share as their effect would be anti-dilutive. However, for the three month period ended September 30, 1995, and the seven month period ended July 31, 1996 and the nine month period ended September 30, 1995, the common equivalent shares from stock warrants and preferred stock, Series B, are included in the computation of net income per common
share.   See Exhibit 11, for further reference.


3.  Acquisitions

On July 31, 1996, the Company was acquired by Precision Castparts Corp. Precision acquired 100% of the stock of NEWFLO Corporation, which is now operating as "PCC Flow Technologies, Inc." Precision acquired NEWFLO for $300.0 million, including assummed debt of approximately $100.6 million. Purchase accounting yielded goodwill of approximately $227.8 million, which will be amortizated or a life of 40 years.

In January 1996, the Company acquired certain assets and assumed liabilities of Barber Industries Ltd. (Barber) for a cash payment of approximately $9.3 million anf acquisition costs of approximately $0.5 million. Barber manufactures wellhead equipment and emergency shut down safety systems. The acquisition has been accounted for using the asset purchase method, and, accordingly, the purchase price and liabilities assumed ($1.7 million) have been allocated to the assets acquired based on their respective fair values at the date of acquisition.


                                    7

4.  Adoption of New Accounting Standards

In the three months ended March 31,1996, the Company adopted the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The adoption had no impact on the Company's results of operations or financial position.


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


6.  Common Stockholders' Equity

For the period through July 31, 1996, the Class B common stock (none issued or outstanding) is non-voting and is convertible at any time, at the option of the holder, into Class A common stock on a one-for-one basis. The Company had reserved 68,630 shares of Class A common stock for the conversion of Class B preferred stock and Class B common stock.

Prior to acquisition by Precision, the Company had the right to repurchase 13,371 shares of Class A common stock held by certain stockholders at $.01 per share. The repurchase rights lapse at the earlier of conversion of the Class B preferred stock or January 2003.

Prior to acquisition by Precision, the Company had warrants outstanding to its term loan holders to purchase 12,157 shares of Class B common stock at $5.91 per share and 4,677 shares Class B common stock at $10.80 per share.

At the time of acquisition of PCC Flow Technologies, Inc., formerly NEWFLO Corporation, by Precision Castparts Corp., all outstanding stock was retired, warrants redeemed and all dividends were paid.


                                    8

               		     PCC Flow Technologies, Inc.

        	       (Previously known as NEWFLO Corporation)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated audited financial statements contained in the Form 10-K filed with the Securities Exchange Commission for the fiscal year ended December 31, 1995, and the condensed consolidated financial statements which are included elsewhere in this quarterly report. PCC Flow Technologies, Inc. (the "Successor"), previously known as NEWFLO Corporation (the "Predecessor") was acquired on July 31, 1996 by Precision Castparts Corp. ("Precision"), a world wide manufacturer of complex metal structural investment castings and is a leading manufacturer of airfoils castings used in jet aircraft engines. Precision is traded on the New York Stock Exchange. The following discussion of operations are for the one month period ended July 31, 1996 (Predecessor) and the two month period ended September 30, 1996 (Successor), and the seven-month period ended July 31, 1996 (Predecessor) and the two month period ended September 30, 1996 (Successor). The results of operations discussed are not necessarily indicative of the results to be expected for the full year. In addition, the financial statements herein are presented in a format to reflect the change in ownership, and thus a difference in classification policies, in regard to engineering expense and amortization ofintangibles related purchase accounting. Cost of sales and operating expenses are the two items that are not directly comparable for Predecessor and Successor results.



RESULT OF OPERATIONS
--------------------

One month ended July 31, 1996 (Predecessor) and two months ended September 30, 1996 (Successor) compared with three months ended September 30, 1995 (Predecessor).

Net combined Predecessor and Successor sales increased for the one month ended July 31, 1996 and the two months ended September 30, 1996, to $57.7 million, up $7.1 million, or 14.0% from sales of $50.6 million for the three months ended September 30, 1995. This increase of $7.1 million includes $3.1 million generated by the acquisition of certain assets and liabilities of Barber Industries Ltd. in January 1996. For the third quarter of 1996, as compared with the third quarter of 1995, sales strongly increased in the pump and valve product groups by $3.5 million and $3.5 million, respectively, and the instrument group reported a slight increase of $0.1 million.

Gross profit, as a percentage of net sales for the one month period ended July 31, 1996 (Predecessor) was 34.2%, or $6.2 million.

Gross profit, as a percentage of net sales for the two month period ended September 30, 1996 (Successor) was 29.9%, or $11.8 million.

Combined Predecessor and Successor gross profit of $18.0 million for the three months ended September 30, 1996 represents an increase in performance $0.2 million from the $17.8 million for the same period for 1995. Excluding the results of the Barber acquisition of $1.0 million, the reclassification for the two months ended September 30, 1996 of additional amortization of intangibles of $1.0 million and engineering expense of $0.8 million, the increase in performance was $1.0 million with the strongest performance in the pump group with a $1.8 million increase in gross profit from the same period in 1995. The valve and instrument groups both reported decreases in gross profit primarily related to marketplace competition.

Income from operations, as a percentage of net sales for the one month period ended July 31, 1996 (Predecessor) was 8.2%, or $1.5 million.

Income from operations, as a percentage of net sales for the two month period ended September 30, 1996 (Successor) was 11.1%, or $4.4 million.

Combined predecessor and successor income from operations of $5.9 million for the quarter ended September 30, 1996, represented a decrease of $0.1 million from $6.0 million for the same period in 1995. Excluding the $0.3 million impact on income from operations by the acquisition of Barber Industries, the $0.4 million decrease in income from operations was primarily the result of the increase in gross profit performance as discussed above and an increase in other operating expenses for the third quarter of 1996 of $1.4 million. The $1.4 million increase of expense for the three months ended September 30, 1996, when compared to the same period for 1995 was the result of an increase in marketing and sales efforts of $0.3 million and an increase of $0.6 million in general and administrative expense primarily related to bonus expense and $0.5 million increase in amortization of intangibles related to purchase accounting for the acquisition of NEWFLO by Precision.

Interest expense decreased to $2.2 million during the quarter ended September 30, 1996, from $4.5 million for the same period in 1995 because of a decrease in debt balances and lower interest rates in 1996. In connection with the acquisition of NEWFLO by Precision, $32.7 million in senior debt was retired.

Net combined Predecessor and Successor income before tax and minority interest of $3.6 million for the third quarter of 1996 was improved from of $1.6 million for the comparable period in 1995. The increase of $2.0 million was contributed primarily by the pump product group with increases of $1.2 million. The valve product group also reported an increase in net income before tax and minority interest of $1.8 million that includes the $0.1 million in net income before tax and minority interest for Barber Industries, which was acquired in January, 1996.


                                    9

Seven months ended July 31, 1996 (Predecessor) and Two months ended September 30, 1996 (Successor), compared with nine months ended September 30, 1995 (Predecessor).

Net combined Predecessor and Successor sales increased for the seven months ended July 31, 1996 and the two months ended September 30, 1996, to $177.9 million, up $31.7 million, or 21.7% from sales of $146.2 million for the nine months ended September 30, 1995. This increase of $31.7 million includes $10.3 million generated by the acquisition of certain assets and liabilities of Barber Industries Ltd. in January 1996. For the first nine months of 1996, as compared with the first nine months of 1995, sales strongly increased in the pump and valve product groups by $16.4 million and $15.5 million, respectively, and the instrument group reported a slight decrease of $0.2 million.

The customer order backlog increased by $5.0 million, or 12.5% during the first nine months of 1996 to $44.9 million from $39.9 million at December 31, 1995, since new customer orders received exceeded shipments. New customer orders for all product groups contributed to this increase in backlog. Pump products contributed more than half of the backlog increase with $2.8 million, or 56%. Valve and instrument product lines contributed $1.7 million and $.05 million, respectively.

Gross profit, as a percentage of net sales for the seven month period ended July 31, 1996 (Predecessor), was 35.4%, or $49.0 million.

Gross profit, as a percentage of net sales for the two month period ended September 30, 1996 (Successor), was 29.9%, or $11.8 million.

Combined Predecessor and Successor gross profit of $60.8 million for the nine months ended September 30, 1996, represents an increase in performance of $7.9 million from the $52.9 million for the same period for 1995. Excluding the results of Barber Industries, acquired in January 1996 of $2.6 million, the reclassification for the two months ended September 30, 1996 of additional amortization of intangibles of $1.0 million and engineering expense of $0.8 million, the increase in performance was $7.1 million with the strongest performance in the pump group with a $6.1 million increase in gross profit from the same period in 1995.

Income from operations, as a percentage of net sales for the seven month period ended July 31, 1996 (Predecessor), was 12.3% or $17.0 million.

Income from operations, as a percentage of net sales for the two month period ended September 30, 1996 (Successor), was 11.1% or $4.4 million.


                                 10

Combined Predecessor and Successor income from operations of $21.4 million for the period ended September 30, 1996, represented an increase of $4.0 million, or 22.9% from $17.4 million for the same period in 1995. Excluding the $0.7 million impact on income from operations by the acquisition of Barber Industries, the $3.3 million increase in income from operations was primarily the result of the $7.1 million increase in gross profit performance as discussed above, offset by an increase of operating expenses of $3.8 million for the first nine months ended September 30, 1996. The $3.8 million increase of operating expense for the nine months ended September 30, 1996, when compared to the same period for 1995, was the result of a increase in marketing and sales effort of $1.4 million, an increase in engineering expense of $0.4 million, amortization of intangibles related to the acquisition of NEWFLO by Precision of $0.2 million and the increase in general and administrative expense of $1.8 million, related primarily to bonus expense.

Interest expense decreased to $11.9 million during the period ended September 30, 1996, from $13.7 million for the same period in 1995 because of a decrease in debt balances and lower interest rates in 1996. In connection with the acquisition of PCC Flow Technologies, Inc. by Precision Castparts Corp., $32.7 million in senior debt was retired.

Net combined Predecessor and Successor income before tax and minority interest of $9.1 million for the first nine months of 1996 was an improvement of $5.5 million over the comparable period in 1995. The increase of $5.5 million was contributed primarily by the pump product group with an increase of $4.0 million. The valve product group reported an increase of $1.6 million, as compared to the instrument product group with a reported slight decrease of $0.1 million in net income before tax and minority interest.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by combined Predecessor and Successor operating activities was $9.5 million for the nine months ended September 30, 1996, compared with cash provided by operating activities of $6.2 million for the same period in 1995. Noncash charges to income for depreciation and amortization of intangibles were $8.0 million during the first nine months of 1996, compared with $7.0 million for the same period in 1995. Bank debt levels decreased by $23.6 million during the nine months ended September 30, 1996 compared with the same period of 1995. In addition, the 1996 decrease included the final payoff of senior debt of $32.7 million on July 31, 1996 as part of the acquisition of the Company by Precision. Excluding the acquisition of Barber Industries of $9.3 million and related acquisition costs of $0.5 million and the final payoff of debt of $32.7 million, the debt level for the first nine months of 1996 decreased $0.7 million.

Capital spending for the first nine months of 1996 was $2.2 million compared to $1.6 million for the first nine months in 1995. Capital spending for 1996 was primarily for the upgrading of production equipment, tooling for new products and cost reduction programs.
The Company believes it has sufficient capacity for sales growth in the future without substantial additional capital expenditure requirements.



With the acquisition of the Company by Precision, in July 1996, the Company recorded "Contributed Capital" of $203.3 million from its new parent, Precision Castparts Corp. In addition, the Company paid to its parent a $2.8 million dividend in September 1996.


                                  11

Working capital at July 31, 1996, for the Predecessor, was $66.0 million compared with $54.4 million at December 31, 1995. The $11.6 million increase in working capital at July 31, 1996, from December 31, 1995, includes $4.9 million from the acquisition of Barber Industries and $6.7 million is related to increased levels of accounts payable, partially offset by increases in inventory and accounts receivable, and a decrease in other accrued liabilities. The ratio of current assets to current liabilities at July 31, 1996, was 2.9 when compared with 2.6 at December 31, 1995.

Working capital at September 30, 1996, for the Successor was $59.5 million compared with $66.0 million at July 31, 1996. The $6.5 million decrease in working capital at September 30, 1996, from July 31, 1996, includes $8.2 million from the acquisition of PCC Flow Technologies, Inc. by Precision Castparts Corp. and $8.2 million is related to increased levels of accounts receivable, partially offset by increases in accounts payable and other accrued liabilities. The ratio of current assets to current liabilities at September 30, 1996, was 2.2 when compared with 2.9 at July 31, 1996.

Prior to July 31, 1996, the Company financed its activities principally through cash provided by operations and borrowings under a Senior Credit Agreement with a financial institution, which would have expired February 28, 1998. That agreement included a term loan with annual repayment requirements and a revolving loan credit facility. At July 31, 1996, the Company had approximately $15.3 million available under the revolving credit facility.
On July 31, 1996, the Senior Credit Agreement was retired as part of the acquisition of the Company by Precision Castparts Corp. The Company expects cash provided by operations and additional lines of credit available through Precision to be sufficient to meet its current obligations and operating requirements over at least the next twelve months.


                                   12

         		       PCC Flow Technologies, Inc.

Part II.  Other Information


Item 1. Legal Proceedings

Prior to the acquisition by Precision Castparts Corp., PCC Flow Technologies, Inc. (then known as NEWFLO Corporation) and its Canadian Subsidiary, General Valve, Ltd. were named as defendants in Marello Valve Ltd. v. General Valve,
Brian Warren, NEWFLO Corporation,       et al. (Ontario Court of Justice,
Ontario Canada 96-CU-10728CM, filed July 9, 1996). The suit alleges that General Valve breached the exclusivity terms of a distributor agreement with Marello Valve Ltd. and terminated the distributor agreement without proper notice, and that NEWFLO Corporation, Brian Warren (an employee of General Valve) and the other defendants induced General Valve to commit a breach.
The complaint seeks damages from General Valve, NEWFLO Corporation and Brian Warren relating to breach of contract in an aggregate amount of $4 million and punitive damages in an aggregate amount of $50 million. The Company has filed a Statement of Defense denying the allegations. The Company believes that the claims asserted by Marello Valve Ltd. can be successfully defended and that the matter will not have a material adverse effect on the Company or the results of its operations.


Item 2. Changes in Securities

	      None


Item 3.Defaults upon Senior Securities

	      None


Item 4.Submission of Matters to a Vote of Security Holders

	     None


Item 5.Other Information

	      None


Item 6.Exhibits and Reports on Form 8-K

Item 6.(a) Exhibits

	   (Exhibit 11) Statement Re: Computation of Per Share Earnings

	   (Exhibit 27) Financial Data Schedule


                                  13

Item 6.(b) Reports on Form 8-K:

On August 15, 1996, the Company filed a Current Report on Form 8K under Items 1, 2, 4, 5 and 7(c) relating to the acquisition of NEWFLO Corporation by Precision Castparts Corp.

On September 30, 1996, the Company filed a Current Report on Form 8K/A amending Item 4 of its previously filed Current Report on Form 8K to include Ernst & Young LLP, the previous Certifying Accountant, statement that there were no disagreements regarding matters of accounting principles or practices, financial statement disclosure, or auditing scope for each of the two fiscal years ended December 31, 1995 and 1994 as well as the subsequent interim period prior to the acquisition of NEWFLO Corporation by Precision Castparts Corp.

On October 10, 1996, the Company filed a Current Report on Form 8K/A amending
Item 4 of its previously filed Current Report on Form 8K/A to include Exhibit 16, the previous Certifying Accountants confirmation that there were no disagreements regarding matters of accounting principles or practices, financial statement disclosure, or auditing scope for each of the two fiscal years ended December 31, 1995 and 1994 as well as the subsequent interim period prior to the acquisition of NEWFLO Corporation by Precision Castparts Corp.


                                  14

              		     PCC Flow Technologies, Inc.

                   			     Exhibit 11
         	  Statement Re: Computation of Per Share Earnings
	         Computation of Shares Used in Per Share Calculations


                                 				    Predecessor            Successor
				                                 -------------------   ------------------
				                                  One       Three       Seven     Nine
				                                Month     Months     Months    Months
				                                ended     ended       ended    ended
				                              July 31   September    July 31  September
				                                1996     30, 1995     1996     30, 1996
			                               -------------------    ------------------
Primary:                              (000s omitted, except per share data)
-------
Weighted average shares of
  common stock outstanding          196,638    196,638   196,638  196,638
                             				  --------   --------  -------- --------

Common stock equivalents
    Net effect of dilutive
    warrants-based on the
    treasury stock method             ---        5,504     5,504     5,504
                             				  --------   --------   -------   -------

Conversion of preferred stock         ---       51,796    51,796    51,796
                           				    --------   --------  --------  --------

Total shares used in
    calculation  of net
    income (loss) per share         196,638    253,938   253,938   253,938
                            		  		 --------   --------  --------  --------

Net income (loss) attributable
    to common shares             $     (201)   $ 1,011  $  2,840  $  1,886
				                               --------   --------  --------  --------

Net income (loss) per
    common share                 $    (1.02)   $  3.98  $  11.18  $   7.43
		                              		 --------   --------  --------  --------


Fully diluted:
--------------

Weighted average shares of
  common stock outstanding          196,638    196,638   196,638   196,638
				                               --------   --------  --------  --------

Common stock equivalents
    Net effect of dilutive
    warrants-based on the
    treasury stock method              ---       5,504     5,504     5,504
				                               --------   --------  --------   -------

Conversion of preferred stock          ---      51,796    51,796    51,796
                              			  --------   --------  --------   -------

Total shares used in
    calculation  of net
    income (loss) per share         196,638    253,938   253,938   253,938
		                              		 --------   --------  --------  --------

Net income (loss) attributable
    to common shares               $  (201)   $  1,011  $  2,840  $  1,886
		                             		  --------   --------  --------  --------

Net income (loss) per
    common share                   $ (1.02)   $   3.98  $  11.18  $   7.43
                              				 --------   --------  --------  --------

See notes to condensed consolidated financial statements.


               		       PCC Flow Technologies, Inc.















			      Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                             				  PCC Flow Technologies, Inc.
				                               ---------------------------
				                                     (Registrant)





Date:   November 14, 1996          By:_______________________
                                      William D. Larsson
                                      Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)
