Form 10-K
period 1996-12-31
NEWFLO CORP
filed 1997-03-31
CIK 888740

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM  10-K

(Mark one)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of  1934
 For the fiscal Period Ended  December 31, 1996
or
[   ]  Transition Report to Section 13 or 15(d) of the
Securities Exchange Act of  1934 For the Transition Period
From ___________ to ___________

Commission file number:  33-56256

              PCC Flow Technologies, Inc.
 (Exact name of registrant as specified in its charter)

          Delaware                          94-3115884
(State of incorporation or organization) (I.R.S. Employer ID No.)

      301 Camp Craft Road, Suite 100,  Austin, Texas  78746
 (Address of principal executive offices)           (ZipCode)

                512-314-8500
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section  12 (b) of the Act:   None
Securities registered pursuant to Section  12 (g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes    [   ]   No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [ X  ]

The common stock of the registrant is not publicly traded, and is held 100% by Precision Castparts Corp. Therefore, the aggregate market value of the voting stock held by the non-affiliates is zero ($0.00).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. :
Common Stock, par value $ .01, 1,000 shares authorized, 100
shares issued and outstanding as of March 15, 1997

Documents incorporated by reference:   None

THIS FORM 10-K IS BEING FILED WITH THE REDUCED DISCLOSURE
FORMAT PURSUANT TO COMPLIANCE BY THE REGISTRANT WITH
CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and (b) of Form 10-K.

                  PCC Flow Technologies, Inc.

                  Annual Report on Form 10-K

                      December 31, 1996

                      TABLE OF CONTENTS


    PART I


 PAGE

 Item 1:  Business                                                3
 Item 2:  Properties                                              3
 Item 3:  Legal Proceedings                                       4
 Item 4:  Submission of matters to a Vote of Security Holders     6


    PART II

 Item 5:  Market for the Registrant's Common Stock and Related
           Stockholder Matters                                    7
 Item 6:  Selected Financial Data                                 7
 Item 7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    7
 Item 8:  Financial Statements and Supplementary Data            10
 Item 9:  Changes in and Disagreements on Accounting and
           Financial Disclosure                                  30


    PART III

 Item 10:  Directors and Executive Officers of the Registrant    31
 Item 11:  Executive Compensation                                31
 Item 12:  Security Ownership of Certain Beneficial Owners
            and Management                                       31
 Item 13:  Certain Transactions and Relationships                31


    PART IV

 Item 14:  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                  32

           Signature                                             35

                                 2

                             PART I

Item 1 - Business


General

      PCC Flow Technologies, Inc. ("the Company"), previously known as NEWFLO Corporation, was acquired on July 31, 1996, by Precision Castparts Corp. ("PCC"), a world wide manufacturer of complex metal structural investment castings and the leading manufacturer of airfoils castings used in jet aircraft engines. PCC is traded on the New York Stock Exchange. The Company serves a wide variety of customers worldwide with high quality fluid management products and after sales services necessary for the efficient operation of their facilities. The Company designs, manufacturers, markets and services a broad range of high quality, precision industrial fluid management products, including fluid handling industrial valves, industrial pumps and fluid measuring instruments. The Company's finished fluid management products are manufactured primarily from castings, forgings, and fabricated steel parts. These products are sold worldwide under well established brand names, including "NEWCO" , "General", "Barber" and "TECHNO" valves, "Johnston" and "PACO" pumps, and "Water Specialties" and "Penberthy" measuring instruments, to a wide range of end-user markets. Principal end-user markets served by the Company include energy, industrial process, water resources, electric power, commercial construction, chemical, marine, mining and other niche markets.

Item 1 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(d) of Form 10-K.


Item 2 - Properties


     The Company's headquarters are located in Austin, Texas. In addition, the Company maintains various facilities throughout the United States and Canada, and has offices in Singapore. The Company's facilities are as follows:

COMPANY                 LOCATION          USE                SQUARE   OWNED/
                                                             FEET     LEASED

PCC Flow Technologies  Austin, TX        Administration      3,549    Leased
                       Larkspur, CA   Leased to Third Party  2,700    Leased(1)
Flow Products
Johnston/PACO/General  Brookshire, TX Admin/Manufacturing  252,000    Owned
Johnston Pump          Chattanooga,TN Service Center        25,000    Leased
                       Cullman, AL    Pattern Storage       10,000    Leased
                       Hampton, VA    Service Center        24,000    Leased
                       Houston, TX    Service Center        24,000    Leased
                       Mobile, AL     Service Center        45,000    Leased
                       Pomona, CA     Service Center        22,000    Leased
                       Salt Lake
                        City, UT      Service Center        20,000    Leased
                       Singapore      Sales Office           2,000    Leased

                                         3

COMPANY           LOCATION                   USE             SQUARE   OWNED/
                                                              FEET    LEASED
Crown Pumps       Deleon, TX        Sales/Manufacturing     25,000   Leased
PACO Pumps        Oakland, CA       Sales & Svc Ctr         42,000   Leased
                  Portland, OR      Sales & Svc Ctr         35,450   Owned
                  Commerce, CA      Sales & Svc Ctr         10,500   Leased
                  Dallas, TX        Sales & Svc Ctr         15,600   Leased
                  Seattle, WA       Sales & Svc Ctr         10,000   Leased
General Valve     Signal Hill, CA   Admin./Manufacturing    15,000   Leased
Penberthy, Inc.   Prophetstown, IL  Admin./Manufacturing   152,000   Leased
Water Specialties Porterville, CA   Admin./Manufacturing    22,000   Leased
Newmans           Tulsa, OK         Admin./Warehouses      227,700   Owned
                  Houston, TX       Admin./Warehouse        93,300   Owned
                  Houston, TX       Modification Shop       10,000   Leased
                  E. Brunswick, NJ  Sales Office/Warehouse  63,500   Owned
                  Milwaukie, OR     Sales Office/Warehouse  27,500   Owned
                  Barrie, Ontario   Sales Office/Warehouse  34,000   Owned
                  Sarnia, Ontario   Sales Office/Warehouse  10,000   Leased
                  Edmonton, Alberta Sales Office/Warehouse  25,000   Owned
Techno            Erie, PA          Manufacturing           22,700   Owned
Barber            Edmonton, Alberta Manufacturing           50,000   Owned
                  Calgary, Alberta  Sales/Administration     4,400   Leased
                  Grande Prairie,
                   Alberta          Sales & Svc Ctr          5,000   Leased
                  Brooks, Alberta   Sales & Svc Ctr          3,000   Leased
                  Slave Lake,
                   Alberta          Sales & Svc Ctr          4,000   Leased
                  Fort St. John,
                   British Columbia Sales & Svc Ctr          4,000   Leased

NOTES:
(1) Property subleased to a third party.

      The Company considers all of its facilities to be in good operating condition and adequate for the business conducted therein, appropriately utilized in line with past experience and to have sufficient production capacity for sales growth in the future without substantial additional capital expenditure requirements.


Item 3 - Legal Proceedings

Environmental

      The Company is subject to federal, state and local environmental laws and regulations relating to protection of the environment, including among other things, those relating to air emissions, wastewater discharges, storage, handling and transportation of certain materials, and solid and hazardous waste disposal. The Company believes that it is currently in compliance in all material respects with these applicable requirements.

                                     4

      In connection with the acquisition of Johnston Pump/General Valve, Inc. ("JP/GV"), the Company acquired property containing hazardous materials which may require remediation. In October 1991, the Company established reserves for known environmental matters based upon investigations conducted by the Company, its environmental consultants, and federal regulatory agencies. In January 1995, JP/GV was notified by the EPA that the EPA does not plan to ask JP/GV to participate in the cleanup of the regional ground water contamination. During 1995, the Company engaged the services of a nationally known environmental consultant to visit every location and evaluate all known environmental matters. The Company has established reserves in connection with the sites and it believes these reserves to be adequate based, in part, upon conclusions of the Company's environmental consultants. To date, the Company's costs with respect to the sites have not been material, and the Company does not anticipate any material adverse effect on its business or financial condition as a result of its involvement with the sites. The Company also believes that it has established adequate reserves for all identified remediation matters at its currently owned and leased properties, based on investigations conducted by the Company and its environmental consultants. There can be no assurance, however, that such reserves will be sufficient or that future expenditures with respect to the sites or other environmental matters would not have a material adverse effect on the Company's business or financial condition.


Legal

      The Company is involved in various legal proceedings incidental to its business, including product liability, worker's compensation, and other general liability actions for which the Company carries insurance, as well as related litigation for wrongful discharge and other employer/employee litigation. In the opinion of the management of the Company, no such legal proceedings will have a material adverse effect on financial position or results of operations of the Company.

      Prior to the acquisition by PCC, the Company (then known as NEWFLO Corporation) and subsidiaries, General Valve Company, H & H Valve Company and Newman's Valve Ltd. were named as defendants in Marello Valve Ltd. vs. General Valve, Brian Warren, NEWFLO Corporation, et al. (Ontario Court of Justice, Ontario Canada 96-CU-10728CM, filed July 9, 1996). The suit alleges that General Valve breached the exclusivity terms of a distributor agreement with Marello Valve Ltd. and terminated the distributor agreement without proper notice, and that NEWFLO Corporation, Brian Warren (an employee of General Valve) and the other defendants induced General Valve to commit a breach. The complaint seeks damages from General Valve, NEWFLO Corporation and Brian Warren relating to breach of contract in an aggregate amount of $66.8 million (Canadian). The Company has filed a Statement of Defense d enying the allegations. The Company believes that the claims asserted by Marello Valve Ltd. can be successfully defended and that the matter will not have a material adverse effect on the Company or the results of its operations.


                                   5

Item 4 - Submission of Matters to A Vote of Security Holder

      Item 4 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(c) of Form 10-K.










                                      6

PART II


Item 5 - Market for the Registrant's Common Equity
         Securities and Related Stockholder Matters

      There is no established public market for the Company's common stock. See Item 12: "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of the Company.



Item 6 - Selected Financial Data

      Item 6 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(a) of Form 10-K.




Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated audited financial statements contained in the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995, and the consolidated financial statements which are included in Item 8 of this report. PCC Flow Technologies, Inc. (the "Successor"), previously known as NEWFLO Corporation (the"Predecessor") was acquired on July 31, 1996 by PCC, a world wide manufacturer of complex metal structural investment castings and the leading manufacturer of airfoils castings used in jet aircraft engines. The following discussion of operations are for the combined results of the five month period ended December 31, 1996 (Successor) and the seven month period ended July 30, 1996 (Predecessor), the twelve month period ended December 31, 1995 (Predecessor) and the twelve month period ended December 31, 1994 (Predecessor). The results of operations discussed are not necessarily indicative of the results to be expected for the continuing operations.


Year ended December 31, 1996 compared with year ended December 31, 1995.

Sales

      Net sales in 1996 increased by $36.4 million or 18.2% to $236.2 million from $199.8 million in 1995. This increase includes $15.2 million in sales generated by the acquisition of certain assets and liabilities of Barber Industries Ltd. ("Barber") in January 1996. Excluding Barber the increase for 1996 was $21.2 million, or a 10.6% increase. Increased market demand for vertical, centrifugal pumps and pumping systems resulted in a sales increase of $17.6 million in 1996. Valve sales, excluding the impact of Barber, accounted for the remaining sales increase and resulted from improved demand in the marketplace.

Customer Order Backlog

      The customer order backlog increased by $1.4 million during 1996 to $41.3 million at December 31, 1996, from $39.9 million at December 31, 1995 because of increased orders for pump products. Approximately 90% of the December 31, 1996, backlog is scheduled for shipment during 1997.

                           7

Gross Profit

      Gross profit as a percent of sales decreased from 32.8% during 1995 to 31.6% during 1996. Gross profit increased to $74.7 million for 1996, an increase of $9.2 million over 1995 gross profit of $65.5 million. Excluding the effect of the Barber acquisition, 1996 gross profit as a percent of sales was 32.1%, reflecting a lower margin product mix and the impact of stronger competition in the marketplace for fluid measurement products.

Operating Expenses

      Operating expenses increased by $7.6 million in 1996. The Barber acquisition resulted in an increase of $2.5 million in operating expenses. Excluding this acquisition, operating expenses increased $5.1 million. Sales and marketing expenses increased in support of the higher sales levels. The administration expenses increased reflecting the significantly smaller insurance refunds and lack of other non-recurring benefits received in 1995.

Income from Operations

      Income from operations for 1996 of $28.6 million or 12.1% of sales represented an increase of $1.6 million from $27.0 million or 13.5% of sales in 1995. Income from operations increased in 1996 by $1.6 million as discussed above relating to the increase in sales volume, gross profit and operating expenses.

Interest Expense

      Interest expense on long term debt for 1996 of $13.4 million represents a decrease of $4.7 million from the 1995 interest expense of $18.1 million. Interest reductions resulted from lower interest rates and debt balances for the seven month period ended July 30, 1996. In addition, approximately, $32.7 million of senior debt was retired July 31, 1996 with the acquisition of the Company by PCC. In conjunction with the acquisition, the Company's debt was restated to fair market value and a liability was established to reflect the difference between the stated interest rate on the outstanding subordinated notes and a market rate. As a result, the effective interest rate for the Company was lower for the period from July 31, 1996 to December 31, 1996.

Income Before Income Taxes and Minority Interest

      The 1996 income before income taxes and minority interest of $14.9 million was $6.5 mllion greater than 1995 income of $8.4 million. Excluding Barber, this increase would have been $6.8 million.


Year ended December 31, 1995 compared with year ended December 31, 1994

      Discussion of the year ended December 31, 1995 compared with year ended December 31, 1994 is being omitted in conjunction with the Company filing this report with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(a) of Form 10-K.


                                       8

Liquidity and Capital Resources

      Cash provided by operating activities was $12.1 million for the twelve months ended December 31, 1996, compared with cash provided by operating activities of $7.0 million for the same period in 1995. Debt levels decreased during 1996 in conjunction with the acquisition of the Company by PCC.
Senior debt of $32.7 million was repaid on July 31, 1996 as part of the acquisition.

      Capital spending for 1996 was $2.9 million compared to $2.2 million for 1995. Capital spending for 1996 was primarily for the upgrading of production equipment, tooling for new products and cost reduction programs. The Company believes it has sufficient capacity for sales growth in the future without substantial additional capital expenditure requirements.

      The Company paid $4.3 million in dividends to PCC in 1996.

     Working capital at December 31, 1996, was $58.4 million compared with $54.4 million at December 31, 1995. The $4.0 million increase in working capital from December 31, 1995, included $8.2 million increase from acquisitions, $7.1 decrease due to purchase accounting related to the acquisition of the Company and the remaining $2.9 million is related to increased levels of accounts payable and other accrued liabilities, partially offset by increased inventory. The ratio of current assets to current liabilities at December 31, 1996, was 2.0 compared with 2.6 at December 31, 1995.

      Working capital at July 30, 1996, was $66.0 million compared with $54.4 million at December 31, 1995. The $11.6 million increase in working capital at July 30, 1996, from December 31, 1995, included $6.5 million from the acquisition of Barber and $5.1 million related to increased levels of accounts payable, partially offset by increased inventory and accounts receivable and a decrease in other accrued liabilities. The ratio of current assets to current liabilities at July 30, 1996, was 2.9 compared with 2.6 at December 31, 1995.

      Prior to July 31, 1996, the Company financed its activities principally through cash provided by operations and borrowings under a Senior Credit Agreement with a financial institution, which would have expired February 28, 1998. That agreement included a term loan with annual repayment requirements and a revolving loan credit facility. On July 31, 1996, the Senior Credit Agreement was retired as part of the acquisition of the Company by PCC. The Company expects cash provided by operations and financing provided by PCC to be sufficient to meet its current obligations and future operating requirements.

                           9
<PAGE

Item 8 - Financial Statements and Supplemental Data


                PCC FLOW TECHNOLOGIES, INC.

        Index to Consolidated Financial Statements



                                                            Page

   Report of Independent Accountants-Predecessor             11

   Report of Independent Accountants-Successor               12

   Consolidated Balance Sheets                               13

   Consolidated Statements of Operations                     15

   Consolidated Statements of Stockholders' Equity (Deficit) 16

   Consolidated Statements of Cash Flows                     17

   Notes to Consolidated Financial Statements                19


                                 10

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of PCC Flow Technologies, Inc. (formerly NEWFLO Corporation)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NEWFLO Corporation and its subsidiaries at July 30, 1996 and the results of their operations and their cash flows for the period January 1, 1996 to July 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of NEWFLO Corporation for the year ended December 31, 1995 and 1994 were audited by other independent accountants whose report dated February 23, 1996 expressed an unqualified opinion on those statements (See Exhibit 20.1)




PRICE WATERHOUSE LLP

Portland, Oregon
March 21, 1997


                             11

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of PCC Flow Technologies, Inc. (formerly NEWFLO Corporation)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PCC Flow Technologies, Inc. (formerly NEWFLO Corporation) and its subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the period July 31, 1996 to December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Portland, Oregon
March 21, 1997


                         12

                   PCC FLOW TECHNOLOGIES, INC.

Consolidated Balance Sheets
                                    Successor            Predecessor
                                   December 31,     July 30,     December 31,
                                      1996            1996          1995
                                   ------------    ----------    -----------
                                              (In thousands)
Assets
Current Assets:
 Cash                              $    3,960       $   3,912     $      736
 Accounts receivable                   36,957          33,772         33,637
  Less allowance for doubtful accounts (1,331)         (1,155)          (905)
                                   -----------      ----------    -----------
  Accounts receivable (net)            35,626          32,617         32,732

  Inventories, at cost:
    Raw materials                      18,025          15,864         13,603
    Work-in-process                     6,296           7,098          6,104
    Finished goods                     41,620          36,977         30,394
                                   -----------      ----------    -----------
      Total Inventories                65,941          59,939         50,101
  Deferred taxes - current              9,637           2,116          2,116
  Other current assets                  2,368           1,448          1,857
                                   -----------      ----------    -----------
Total current assets                  117,532         100,032         87,542

Property, plant and equipment          32,235          56,489         49,439
Less accumulated depreciation          (1,936)        (25,389)       (20,716)
                                   -----------      ----------    -----------
Net property, plant and equipment      30,299          31,100         28,723

Goodwill (Predecessor), net of $6,953
  amortization (1995 - $6,119)            ---          33,905         34,009
Goodwill (Successor), net of $2,373
  amortization                        230,698             ---            ---

Goodwill Crown Pump, net of $0
  amortization                          4,352             ---            ---
Deferred taxes - long term             12,195             ---            ---
Other assets                            1,317           7,224          8,768
                                    ----------      ----------     ----------
Total assets                         $396,393        $172,261       $159,042
                                    ==========      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                     13

                            PCC FLOW TECHNOLOGIES, INC.

Consolidated Balance Sheets (continued)
                                     Successor              Predecessor
                                    December 31,      July 30,    December 31,
                                       1996             1996         1995
                                    ------------     ---------    -----------
                                                  (In thousands)
Liabilities
Current liabilities:
  Accounts payable                   $ 14,958        $ 12,983       $ 11,973
  Accrued liabilities                  32,105          10,818         11,133
  Accrued taxes payable                11,745           1,229          1,238
  Current portion of long term debt       274           9,004          8,782
                                     ---------       ---------      ---------
Total current liabilities              59,082          34,034         33,126

Payable to affiliate                    6,369             ---            ---
Long term debt                        100,163         124,305        115,452
Deferred taxes - long term              8,615           5,945          5,948
Other liabilities                      14,848           8,397          7,947

Minority interest                       1,647           1,470          1,330
Redeemable preferred stock
  Preferred stock, Class A, $.01 par
    value, 450 shares authorized, 113
    shares issued and outstanding;
    liquidation preference of $113 in
    1996 (Predecessor) and 1995;
    redeemed July 31, 1996                ---             113            113
  Preferred stock, Class B, $.01 par
    value, 7,000 shares authorized,
    issued and outstanding in 1996
    (Predecessor) and 1995; liquidation
    preference of $7,000; redeemed
    July 31, 1996                         ---           9,683          9,356
Common stockholders' equity (deficit):
  Common stock, Class A, $.01 par value;
  285,000 shares authorized; 196,638 shares
  issued and outstanding; redeemed
  July 31, 1996                           ---               2              2
  Common Stock, par value $.01, 1,000 shares
     authorized, 100 shares issued and
     outstanding                          ---             ---            ---
  Additional paid-in-capital              ---             732            732
  Contributed capital from Parent     201,663             ---            ---
  Accumulated translation adjustment        4          (1,360)        (1,390)
  Retained earnings (deficit)           4,002         (11,060)       (13,574)
                                     ---------       ---------      ---------
Total common stockholders'
  equity (deficit)                    205,669         (11,686)       (14,230)

Total liabilities and stockholders'  ---------       ---------      ---------
   equity                            $396,393        $172,261       $159,042
                                     =========       =========      =========

The accompanying notes are an integral part of these financial statements


                                       14

                        PCC FLOW TECHNOLOGIES, INC

Consolidated Statements of Operations
                              Successor             Predecessor
                                Five        Seven      Twelve       Twelve
                               months       months     months       months
                               ended        ended      ended        ended
                             December 31,  July 30, December 31,  December 31,
                                1996        1996        1995         1994
                             -----------  --------- -----------   -----------
                                   (In thousands, except per share data)
Product sales,  net           $ 97,921    $138,320   $199,791      $195,483

Cost of sales                   67,572      93,963    134,295       134,460
                              ---------   ---------  ---------     ---------
Gross profit                    30,349      44,357     65,496        61,023

Operating expenses:
  Sales and marketing           12,631      17,793     27,481        25,801
  General and administrative     6,086       9,580     11,028        14,943
  Loss on sale of Flo-Bend assets  ---         ---        ---         5,535
                              ---------   ---------  ---------     ---------
Total operating expenses        18,717      27,373     38,509        46,279
Income from operations          11,632      16,984     26,987        14,744
Interest expense                (2,438)    (10,938)   (18,074)      (19,394)
Other expense                      ---        (337)      (560)         (154)
Income (loss) before income   ---------   ---------  ---------     ---------
 taxes and minority interest     9,194       5,709      8,353        (4,804)
Income tax expense              (5,016)     (2,719)    (2,413)         (221)
Income (loss) before minority ---------   ---------  ---------     ---------
  interest                       4,178       2,990      5,940        (5,025)
Minority Interest                 (176)       (140)      (280)         (254)
                              ---------   ---------  ---------     ---------
Net income (loss)               $4,002      $2,850     $5,660        (5,279)
                              =========   =========  =========     =========
Net income (loss) attributable
  to common shares              $4,002      $2,840     $5,630       $(5,883)
                              =========   =========  =========     =========
Net income (loss) per  common
  share                      $66,700.00    $ 11.18     $22.17       $(29.92)
                             ==========   =========  =========     =========
Shares used in calculation
  of net income (loss) per
  common share                    60       253,938    253,938       196,638
                              =========   =========  =========     =========

The accompanying notes are an integral part of these financial statements.

                                    15

                          PCC FLOW TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Periods ended December 31, 1996, July 30, 1996, December 31, 1995 and 1994
          (In thousands, except share and per share amounts)

                            Common Stock                              Total
                                 Additional  Cumulative   Retained Stockholders'
                                   Paid-In   Translation  Earnings    Equity
                          Amounts  Capital   Adjustment  (Deficit)  (Deficit)
                         -------- ---------  ----------  --------- -----------
Balance at December 31,
 1993, 196,638 shares
 Common stock              $   2      $732     $(1,203)   $(12,761)  $(13,230)
                         -------- ---------  ----------  ---------- ----------
Dividends on preferred
 stock, $80 to $130 per
 share                        ---        ---       ---        (604)      (604)
Translation adjustment        ---        ---      (316)        ---       (316)
Net loss for the year         ---        ---       ---      (5,279)    (5,279)
                          -------- ----------  ---------  ---------- ----------
Balance at December 31,
 1994, 196,638 shares
 Common stock              $   2       $732    $(1,519)   $(18,644)  $(19,429)
Dividends on preferred
 stock, $80 to $130
 per share                   ---        ---        ---        (590)      (590)
Translation adjustment       ---        ---        129         ---        129
Net income for the year      ---        ---        ---       5,660      5,660
                         -------- ----------  ---------  ---------- ----------
Balance at December 31,
 1995, 196,638 shares
 Common stock              $   2       $732    $(1,390)   $(13,574)  $(14,230)
Dividends on preferred
 stock, $80 to $130
 per share                   ---        ---        ---        (336)      (336)
Translation adjustment       ---        ---         30         ---         30
Net income for the seven
 months ended July 30,
 1996, Predecessor           ---        ---        ---       2,850      2,850
                         -------- ----------  ---------  ---------- ----------
Balance at July 30,
 1996, 196,638 shares
 Common stock              $   2       $732    $(1,360)   $(11,060)  $(11,686)
Elimination of
 stockholders' equity at
 the purchase date resulting
 from the acquisition of
 the Company,196,638 shares
 Common Stock retired         (2)      (732)     1,360      11,060     11,686
Contributed Capital by
 Parent at July 31 ,1996     ---    205,963        ---         ---    205,963
Common stocj, 100 shares
 issued and outstanding      ---        ---        ---         ---        ---
Translation adjustment       ---        ---          4         ---          4
Net income for the five
 months ended December 31,
 1996, Successor             ---        ---        ---       4,002      4,002
Dividends paid to Parent     ---     (4,300)       ---         ---     (4,300)
                         -------- ----------  ---------  ---------- ----------
Balance at December 31,
 1996, Successor          $  ---   $201,663      $   4   $   4,002   $205,669
                         -------- ----------  ---------  ---------- ----------

The accompanying notes are an integral part of these financial statements.

                                 16

PCC FLOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

                           Successor                Predecessor
                          Five Months  Seven Months Twelve Months Twelve Months
                             Ended        Ended        Ended          Ended
                          December 31,  July 30,     December 31, December 31,
                             1996         1996          1995          1994
                          ------------ ------------ ------------  ------------
                                            (In thousands)
Operating activities:
Net income (loss)          $  4,002      $  2,850     $  5,660     $  (5,279)

Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
  Depreciation and
   amortization               5,747         5,448        9,330        11,405
  Loss on sale of Flo-Bend
   assets                       ---           ---          ---         5,535
  Deferred income taxes           2            (3)         175            (6)
  Minority interest             177           140          280           254
  (Gain) on disposal of
   property                     ---           ---       (1,320)          ---
  Other operating adjustments   234          (193)        (152)         (249)

Changes in operating assets
 and liabilities:
  Accounts receivable        (2,300)        2,648       (5,817)        2,522
  Inventories                (5,658)       (5,079)      (2,926)        1,633
  Other current assets         (897)          473         (827)           93
  Accounts payable            1,849           542        1,201          (877)
  Income taxes payable        3,820            (9)       1,238           ---
  Accrued compensation        1,055           314        1,113          (715)
  Accrued  interest          (2,018)        1,111          ---           ---
  Other accrued liabilities   1,095        (3,299)        (926)         (921)
                           ----------    ---------    ----------   ----------
Cash provided by operating
   activities                 7,108         4,943        7,029        13,395

Investing activities:
Acquisition, net of cash
  acquired, Barber              ---        (9,774)         ---           ---
Acquisition, net of cash
  acquired, Crown            (5,878)          ---          ---           ---
Proceeds from sale of
  Flo-Bend assets               ---           ---          ---         5,542
Purchase of property and
  equipment                  (1,104)       (1,844)      (2,220)       (1,958)
Proceeds from sale of property
  and equipment                 ---           311        2,706           340
Advances from parent          6,369           ---          ---           ---
Other long term liabilities  (1,996)          444       (1,089)          926
                           ---------     ---------    ---------     ---------
Cash (used in) provided by
  investing activities       (2,609)      (10,863)        (603)        4,850

                                 17

                             PCC FLOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows (continued)

                            Successor                Predecessor
                           Five Months Seven Months Twelve Months Twelve Months
                              Ended       Ended        Ended          Ended
                           December 31,  July 30,   December 31,  December 31,
                              1996        1996         1995           1994
                           ----------- ------------ ------------  ------------
                                            (In thousands)
Financing  activities:
Repayments of notes payable
 and capital leases            (155)      (4,348)      (10,728)       (8,948)
Borrowings under bank line
 of credit                      ---       13,423         4,414        (9,019)
Redemption of preferred stock   ---          ---          (113)         (225)
Payment of preferred stock
 dividends                      ---           (9)          (30)          (44)
Payment of dividends to
 Parent                      (4,300)         ---           ---           ---
                           ----------   ----------     ----------   ----------
Cash (used in) provided by
 financing activities        (4,455)       9,066        (6,457)      (18,236)

Effect of foreign exchange
 rate changes on cash             4           30           129          (239)
                           ---------    ----------     ----------   ----------
Net increase (decrease)
 in cash                   $     48      $ 3,176       $    98      $   (230)

Cash, beginning of period  $  3,912      $   736       $   638      $    868
                           ---------    ----------     ----------   ---------
Cash, end of period        $  3,960      $ 3,912       $   736      $    638
                           =========    ==========     ==========   =========
Cash paid during the year for:
 Interest                  $  6,658      $ 8,875       $16,812      $ 17,647

 Income taxes              $  1,187      $ 2,699       $ 1,107      $    ---

The accompanying notes are an integral part of these financial statements.

                                             18

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements
December 31, 1996


1. The Company

      PCC Flow Technologies, Inc., (the "Company"), formerly known as NEWFLO Corporation, designs, manufactures, markets and services a broad range of specialty and general purpose valves, pumps, meters and related products for a variety of industrial, commercial, utilities and municipal customers.
The Company sells its products worldwide through direct sales, distributors and manufacturers' representatives primarily to chemical, petrochemical, construction contractors, municipalities and other industrial companies. The accompanying consolidated financial statements include the accounts the Company and its wholly owned and majority owned subsidiaries.


2. Summary of Significant Accounting Policies


Basis of Presentation

      The accompanying consolidated financial statements of PCC Flow Technologies, Inc. are prepared in accordance with generally accepted accounting principles for financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. The Company was acquired on July 31, 1996, by Precision Castparts Corp. ("PCC"), a worldwide manufacturer of complex metal structural investment castings and the leading manufacturer of airfoils castings used in jet aircraft engines. PCC is traded on the New York Stock Exchange. The accompanying consolidated financial statements consist of twelve months ended December 31, 1995 and seven months ended
July 30, 1996 ("Predecessor"), and the five months ended
December 31, 1996 ("Successor"). As a result of the acquisition of the Company by PCC, the consolidated financial statements have been presented in a manner to reflect the change of ownership, and the effect of the purchase price adjustments that resulted from the recognition of fair values in conjunction with the Company's acquisition by PCC. All other items are directly comparable for the Predecessor and Successor. Certain reclassifications have been made in the financial statements for the Predecessor periods to conform to presentations for the Successor period. Such reclassifications have had no impact on the previously reported financial position or results of operations.

      The following summarizes the significant accounting policies applied in the preparation of the accompanying consolidated financial statements. The accounting policies described apply to both the Predecessor and the Successor.


Principles of Consolidation

     The consolidated financial statements include the accounts of the Company's and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                       19

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions, in particular estimates of excess and obsolete inventory reserves and allowances for doubtful accounts related to accounts receivable, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company's management believes that the estimates made in conjunction with these consolidated financial statements are reasonable.


Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or estimated market value.


Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the useful lives as follows:

            Buildings and improvements           20-40 years
            Machinery and equipment               3-15 years


Intangible Assets

      The successor excess of purchase price over net assets of acquired businesses is amortized on a straight line basis over a period of 40 years. The carrying value of goodwill is reviewed on an ongoing basis by management. If this review of facts and circumstances suggests that goodwill may be impaired, based on the undiscounted cash flows of the acquired entity over remaining amortization period, the Company's carrying value of goodwill would be reduced by the estimated shortfall of projected cash flows.


Translation of Foreign Currencies

      Gains on losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of stockholders' equity. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is not the functional currency are included in the consolidated statement of operations.

                                20

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)


Revenue Recognition

      Sales and related cost of sales are recognized upon shipment of products. Sales are recorded net of estimated sales returns and allowances.


Fair Value of Financial Instruments

      Management has determined that the fair value of the Company's financial instruments is equivalent to the carrying amount of such instruments included in the financial statements.


Net Income (Loss) Per Common Share

      For the Successor, net income per share was calculated based on 1,000 shares of common stock authorized, 100 shares, par value $.01 per share, issued and outstanding.

      For the Predecessor net income (loss) per common share was computed using the net income (loss) after deducting preferred stock Series A dividends. The weighted average number of shares consisted of the common stock and the common stock equivalents. For the seven month period ended July 30, 1996 and the twelve month period ended December 31 1995, the common equivalent shares from stock warrants and preferred stock, Series B, were included in the computation of net income per common share.



3.  Acquisitions and Dispositions

      During the third quarter of 1994, the Company sold substantially all of the assets and business of an operating subsidiary, Flo-Bend, Inc. Proceeds of the sales were approximately $5.5 million, net of the expenses related to the sale of assets.

                                   21

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


3.  Acquisitions and Dispositions (continued)


      On January 31, 1996, the Company acquired certain assets and assumed liabilities of Barber Industries Ltd. ("Barber") for a cash payment of approximately $9.3 million and related acquisition costs of approximately $0.5 million. This transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the net assets acquired based on their respective fair values at the date of acquisition and the excess of $0.4 million was recorded as goodwill. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred January 1, 1995 (in thousands). The pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of future results.

                                       Year ended
                                    December 31, 1995

                  Revenues            $   217,107
                  Net Income          $     6,282


      On July 31,1996, PCC acquired 100% of the capital stock of NEWFLO Corporation (Predecessor) and renamed the acquired Company "PCC Flow Technologies, Inc." The acquisition has been recorded in the Successor period pursuant to the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. The excess of the total cost of the acquisition over the fair market value of the net assets acquired has been recorded as goodwill.


      A summary of the consideration paid, liabilities assumed and assets acquired follows:

                  Consideration  (in thousands):
                  Cash                               $ 206,000

                  Less:
                  Fair value of assets acquired       (138,900)
                  Plus:
                  Fair value of liabilities assumed    160,700
                                                     ---------
                  Goodwill                           $ 227,800


      Subsequent to July 31, 1996, a $5.3 million deferred tax adjustment was made and a corresponding amount was reflected as Goodwill. At December 31, 1996, Goodwill totaled $233.1 million less $2.4 million in amortization.

                                    22

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


4.  Financing Arrangements


Debt consisted of the following:

                                        Successor           Predecessor
                                       December 31,    July 30,   December 31,
                                          1996          1996         1995
                                       ------------   ----------  -----------
                                                    (In thousands)

Subordinated notes, interest paid
  semi-annually at 13.25%, principal
  due November 15, 2002                 $100,000      $100,000     $100,000
Borrowings under a line of credit
  with a financial institution,
  principal due February 1998.
  Repaid at acquisition of NEWFLO
  by PCC                                     ---        20,817        7,394
Term loan payable to a financial
  institution, principle and interest
  due in varying quarterly
  installments through 1998.  Repaid
  at acquisition of NEWFLO by PCC            ---        11,901       15,964
Note payable in annual installments
  of $175,000, through March 1, 1996,
  plus interest at 8%, unsecured             ---           ---          175
Note Payable in annual installments
  of $80,000 for five years commencing
  on September 1994, plus interest
  at 8%                                      160           240          240
Noninterest bearing note payable in
  installments of $180,000 for five
  years commencing on September 1994,
  net of imputed interest at 6%
  of $142,000                                277           351          461
                                        ---------     ---------    ---------
                                         100,437       133,309      124,234
Less current portion                         274         9,004        8,782
                                        ---------     ---------    ---------
                                        $100,163      $124,305     $115,452
                                        =========     =========    =========


Long-term debt at December 31, 1996 will mature as follows (in thousands):

            1997                     $    274
            1998                          163
            1999                          ---
            2000                          ---
            2001                          ---
            Thereafter                100,000
                                    ---------
                                     $100,437
                                    =========

      Terms and conditions of the subordinated notes restrict any call transactions by the Company prior to November 15, 1997. In conjunction with the acquisition by PCC, the Company recorded a current liability for the call premium of $5.25 million.

                                   23

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements



5.  Redeemable Preferred Stock and Stockholders' Equity

      At the time of acquisition by PCC, all outstanding common stock was retired, preferred stock redeemed, warrants redeemed and all dividends were paid. On August 1, 1996, the Board of Directors authorized 1,000 shares of common stock at par value of $.01. on October 1, 1996, 100 sjhares were issued and are outstanding of which have been issued.

      Prior to acquisition by PCC, the Company had issued $7,000,000 (7,000 shares) of Class B preferred stock, that had a cumulative annual dividend of $80 per share and a liquidation preference of $1,000 per share (plus unpaid dividends). In addition, the Company had issued $450 (450 shares) of Class A preferred stock.

      Prior to acquisition by PCC, the Company had the right to repurchase 13,371 shares of Class A common stock held by certain stockholders at $.01 per share. The repurchase rights lapsed at the earlier of conversion of the Class B preferred stock or January 2003.

      Prior to acquisition by PCC, the Company had warrants outstanding to its term loan holders to purchase 12,157 shares of Class B common stock at $5.91 per share and 4,677 shares Class B common stock at $10.80 per share.



6.  Income Taxes

      For the Successor period, the Company will file as an affiliated company within PCC's consolidated return. At December 31, 1996, the Company had net operating loss carryforwards of approximately $533,000 for foreign income tax purposes. The foreign net operating loss carryforward expires in the year 1999. In 1995, the valuation allowance decreased by $1,773,000 principally due to the utilization of federal and state net operating loss carryforwards. The following discussion is not presented in the Successor and Predecessor format because the difference in the results for the periods ended December 31, 1996 and July 30, 1996 is not material.

                                 24

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


6.  Income Taxes (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 which are as follows (in thousands):

                                                      1996          1995
                                                  ------------   -----------
Deferred tax assets:
 Effect of basis difference for purchased assets   $  7,704       $  1,305
 Foreign operations                                   1,618            ---
 Expenses not currently deductible for tax purposes   5,837          2,781
 Net operating loss carryforwards                       ---            200
 Amortization of purchased intangibles                2,561          1,946
 Other                                                3,047          2,503
                                                   -----------   -----------
Total deferred tax assets                            20,767          8,735
Valuation allowance on deferred tax assets              ---         (2,471)
                                                   -----------   -----------
Net deferred tax assets                              20,767          6,264

Deferred tax liabilities:
 Effect of basis difference for purchased assets      1,546         (1,520)
 Foreign operations                                  (2,038)        (2,956)
 Accelerated tax depreciation and amortization       (4,801)        (3,424)
 Other                                               (2,257)        (2,196)
                                                   -----------   ------------
Total deferred tax liabilities                       (7,550)       (10,096)
                                                   -----------   ------------
Net deferred tax assets (liabilities)              $ 13,217       $ (3,832)
                                                   ===========   ============



      The following is a summary by taxing jurisdiction of deferred tax assets and liabilities at December 31, 1996 and 1995 (in thousands):

                                          1996                    1995
                                   Current   Long-Term      Current  Long-Term
                                  --------- -----------   ---------- ---------
Federal:
     Deferred tax assets           $8,432     $10,725       $2,709    $4,680
     Valuation allowance              ---         ---         (597)   (1,031)
                                  --------- -----------   ---------- --------
     Subtotal                       8,432      10,725        2,112     3,649
     Deferred tax liabilities         ---      (6,680)        (150)   (7,489)
                                  --------- -----------   ---------- --------
Net deferred tax assets
   (liabilities)                   $8,432      $4,045       $1,962   $(3,840)
                                  ========= ===========   ========== ========


                                     25

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


6.  Income Taxes (continued)

                                          1996               1995
                                     Current Long-Term   Current  Long-Term
                                     ------- ----------  -------  ---------
State:
     Deferred tax assets              $1,205    $1,470      $427      $719
     Valuation allowance                 ---       ---      (240)     (403)
                                      ------    -------   -------  --------
     Subtotal                          1,205     1,470       187       316
     Deferred tax liabilities            ---      (649)      (33)   (1,138)
                                      ------    -------   -------  --------
Net deferred tax assets (liabilities) $1,205    $  821    $  154   $  (822)
                                      ------    -------   -------  --------
Foreign:
     Deferred tax assets              $  ---    $  ---    $  ---   $   200
     Valuation allowance                 ---       ---       ---      (200)
                                      ------   --------   -------  --------
     Subtotal                            ---       ---       ---       ---
     Deferred tax liabilities            ---    (1,286)      ---    (1,286)
                                      ------   --------   -------  --------
Net deferred tax assets (liabilities) $  ---   $(1,286)   $  ---   $(1,286)
                                      ------   --------   -------  --------

      For financial reporting purposes, income (loss) before taxes, minority interest and extraordinary items attributable to foreign operations was (in thousands) $1,993, $(132) and $(1,750) for the years ended December 31, 1996, 1995 and 1994, respectively.



      The (provision) benefit for income taxes for 1996, 1995, and 1994, was as follows (in thousands):

                              1996        1995         1994
                        -------------------------------------
       Current
            Federal     $   (5,911)   $   (1,560)    $ (373)
            State             (780)         (600)      (173)
            Foreign         (1,043)          (78)       319
                        -----------   -----------    -------
                            (7,734)       (2,238)      (227)

       Deferred
            Federal            (53)         (231)       ---
            State               52           ---        (43)
            Foreign            ---            56         49
                        -----------   -----------    -------
                                (1)         (175)         6
                        -----------   -----------    -------
                        $   (7,735)   $   (2,413)    $ (221)
                        ===========   ===========    =======




                                 26

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements

6.  Income Taxes (continued)

      Differences between the (provision) benefit for income taxes and the federal statutory rate for 1996, 1995 and 1994, were as follows:

                                             1996    1995    1994
                                           -------------------------
Tax at statutory rate                         35%     34%     (34)%
Effect of earnings of foreign subsidiaries
 taxed at different rates                      4       1       (6)
Intangible amortization                       10       3       10
State income taxes, net of federal benefit     3       7        4
Valuation allowance on deferred tax assets   ---     (16)      21
Other                                        ---     ---       10
                                            -----   -----    -----
Effective tax rate                            52%     29%       5%



7.  Commitments and Contingencies


      The Company is involved in various litigation arising in the ordinary course of business. In management's opinion, the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

      The Company utilizes and has utilized property containing hazardous materials which may require remediation. The Company has made accruals for all known environmental issues based upon investigations conducted by the Company, its environmental consultants and federal regulatory agencies. Management believes the ultimate resolution of these matters will not be significant to the financial position or results of operations of the Company.

      The Company has employment contracts with certain employees that require annual payments of $1,687,000 in 1997, $204,000 in 1998 and $75,000 in 1999.  Certain employee contracts are subject to cost of living increases.

      Accrued liabilities for the periods ended December 31, 1996, July 30, 1996 and December 31, 1995 were (in thousands):

                                Successor            Predecessor
                               December 31,     July 30,  December 31,
                                  1996            1996        1995
                               ------------   ----------- ------------
     Accrued compensation and
          benefits             $   6,146      $   4,432   $    4,118
     Accrued interest and
          call premium            13,219          2,827        1,716
     Accrued other liabilities    12,740          3,559        5,299
                               ---------      ---------   ----------
     Total accrued liabilities $  32,105      $  10,818   $   11,133
                               =========      =========   ==========



                                      27

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


7.  Commitments and Contingencies (continued)


      Other long term liabilities for the periods ended December 31, 1996, July 30, 1996 and December 31, 1995 were (in thousands):

                                   Successor         Predecessor
                                 December 31,    July 30,  December 31,
                                     1996          1996       1995
                                 ------------  ----------  ------------
     Legal and environmental
         contingencies            $   6,038     $   648      $    690
     Accrued other long term
         liabilities                  8,810       7,749         7,257
                                  ---------    --------      --------
     Total other long term
         liabilities             $   14,848    $  8,397      $  7,947
                                 ==========    ========      ========


8.  Employee Benefit Plans

      The following discussion is not presented in the Successor and Predecessor format because the difference in the results for the periods ended December 31, 1996 and July 30, 1996 is not material.

      PCC Flow Technologies has a defined contribution savings plan
(the Plan) which qualifies under the provision of Section 401(k) of the Internal Revenue Code and covers all nonunion employees. Under the terms of the Plan, member employees may contribute varying amounts of their annual compensation (to a maximum of $9,500 in 1996). The Company makes contributions to the Plan equal to those of member employees, up to a maximum of 5% of any individual employee's compensation, or as approved by the Board of Directors. Company contributions of $1.6 million were charged to operations in 1996 (1995 - $1.5 million, 1994 - $1.6 million).

      A subsidiary sponsored a noncontributory defined benefit pension plan that provided benefits based upon specified percentages of the participants' salaries and the number of months of continuous service as of the date of retirement. This plan was suspended as of December 31, 1991. Assets of the plan are invested primarily in contracts with insurance companies. Contributions are made to the plan on an as-needed basis, as determined by the actuaries.

      Another subsidiary sponsors a noncontributory defined benefit plan for its hourly workers. The normal retirement benefit under this plan is based upon the number of years of service and a monthly benefit rate per year of service. Assets of this plan are invested primarily in mutual funds which are held in a separate trust account.


                                  28

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements


8.  Employee Benefit Plans (continued)

      Assumptions used in the actuarial valuation for the two defined benefit plans were as follows:

                                        1996          1995            1994
                                  --------------------------------------------
Discount rate for present values     7.25%-7.5%       7.5%         8.5%-8.75%
Expected long-term rate of
  return on assets                     9.0%         8.5%-9.0%       9.0%-10%


      The following table sets forth the plans' combined funded status at December 31, 1996, and 1995 (in thousands):

                                                      1996          1995
                                                  ---------------------------
Actuarial present value of benefit obligations:
    Vested benefits                                  $7,336        $5,950
    Non-vested benefits                                 234           316
                                                   ---------      --------
    Projected benefit obligation                      7,570         6,266
    Plan assets at fair value                         6,415         5,513
                                                   ---------      --------
Plan assets less than projected benefit obligation   (1,155)         (753)
Unrecognized prior service cost                         ---           135
Unrecognized net (gain) loss                           (329)          618
                                                   ---------      --------
Accrued pension cost included in accrued
    compensation and related expenses                $1,484       $   ---
                                                   =========      ========


      The combined components of net periodic pension (income) expense for the year ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                  1996            1995              1994
                              ---------------------------------------------

Service cost                    $  104          $   68            $   70
Interest cost                      368             447               437
Actual return on plan assets      (258)           (510)              (84)
Net amortization and deferral     (114)              6              (381)
                                -------         -------           -------
Net periodic pension expense    $  100          $   11            $   42
                                =======         =======           =======

      In addition to providing pension benefits, a subsidiary provided noncontributory post retirement health care and life insurance benefits for its employees. This benefit plan was terminated as of December 31, 1991 resulting in PCC Flow Technologies recording a liability for those employees with vested benefits. The net periodic postretirement benefit costs consist of interest accruals along with any experienced gains or losses of $384,000 in 1996 (1995 - $365,000, 1994 - $502,000).



                                  29

PCC Flow Technologies, Inc.

Notes to Consolidated Financial Statements

8.  Employee Benefit Plans (continued)


      The reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's consolidated balance sheet at December 31, 1996 and 1995 follows (in thousands):


                                                      1996           1995
                                                  ---------------------------
Actuarial present value of benefit obligations:
    Retirees                                       $(3,609)        $(4,505)
    Active eligible                                   (235)           (366)
                                                   --------        --------
Accumulated post retirement benefit obligation      (3,844)         (4,871)
Unrecognized actuarial net gains                      (181)         (1,495)
                                                   --------        --------
Accrued postretirement cost included in other
    liabilities                                    $(4,025)        $(6,366)
                                                   ========        ========

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1996 and 7.5% for 1995. An 8.0% annual rate of increase in the cost of health care benefits was assumed for 1996 and the rate is assumed to decrease by 1% per year until 5% is reached; thereafter the rate remains at 5%. An increase of 1% in the health care trend rate would have increased 1996 net periodic postretirement benefit expense by approximately $26,000 and the December 31, 1996 accumulated postretirement benefit obligation by approximately $360,000. The plan is funded on an as-needed basis.



9.  Segment Data (Unaudited)

      The Company operates in one segment and its business involves the design, manufacture, marketing and servicing of a broad range of products involving the control, handling and measurement of a variety of fluids. No single customer accounted for more than 10 percent of net sales. Export sales from the United States were $33,657,000, $25,701,000 and $25,889,000 in 1996, 1995 and 1994, respectively. Total net sales to customers outside the United States were $66,219,000, $39,516,000 and $39,742,000 in 1996, 1995 and 1994, respectively. Total net sales and identifiable assets of the Company's foreign subsidiaries represent less than 10 percent of consolidated totals.





Item 9 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      On July 31, 1996, 100% of the outstanding capital stock of NEWFLO Corporation was purchased by PCC from its shareholders consisting of individual and institutional investors. As a result of the Change in Control of Registrant, the certifying accountant was changed to Price Waterhouse LLP, certifying accountant for PCC. There were no disagreements with the prior auditors, Ernst & Young LLP, and there had been no adverse opinions, disclaimers, qualifications or modifications to audit opinions.

                                       30

PART III


Item 10 - Executive Officers and Directors of Registrant

      Item 10 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(c) of Form 10-K.




Item 11 - Executive Compensation

      Item 11 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(c) of Form 10-K.




Item 12 - Security Ownership of Certain Beneficial Owners and Management

      Item 12 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(c) of Form 10-K.




Item 13 - Certain Relationships and Related Transactions

      Item 13 is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction J(1)(a) and (b) and J(2)(c) of Form 10-K



                                      31

PART IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


A.    (1)  Financial Statements

      The financial statements filed as part of this report are listed on the Index to the Consolidated Statements on page 10.



      (2)   Financial Statement Schedules

      All schedules for the periods ended December 31, 1996, July 30, 1996, December 31, 1995 and 1994, have been omitted because the information is not applicable, or is not material, or because the information required is included in the financial statements or the notes thereto.


      (3)  Exhibits


                             Index to Exhibits


      Item 14-A(3) Exhibits required by Item 601 of Regulation S-K and additional exhibits.

      The file number of PCC Flow Technologies, Inc., the Registrant, and for exhibits incorporated by reference is 33-56256, and/or 1-10348 for the parent company Precision Castparts Corp.


      Exhibit
      Number

      3.1 Amended and Restated Certificate of Incorporation; previously filed as Exhibit 3.1, with NEWFLO's S-1, filed with the Commission on June 12, 1992, and herein incorporated by reference.

      3.2 Amended and Restated Bylaws; previously filed as Exhibit 3.3, with NEWFLO's S-1, filed with the Commission on June 12, 1992, an herein incorporated by reference.

      3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of NEWFLO Corporation, dated August 7, 1996.

     10.8 Form of Employment Agreement, dated as of November 11, 1991, between NEWFLO and Brian W. Warren; previously filed as
              Exhibit 10.9, with NEWFLO's S-1, filed with the Commission on June 12, 1992, and herein incorporated by reference.


                                    32

     Exhibit
     Number

     10.9 Employment and Non-Competition Agreement, dated as of January 1, 1992 between Penberthy and Normand M. Simard; previously filed as Exhibit 10.9, with NEWFLO's S-4, filed with the Commission on December 23, 1992, and herein incorporated by reference.

     10.13 Employment and Non-Competition Agreement, dated as of September 30, 1993, between H&H Valve and William Ross, filed with the Commission on March 30, 1994, and herein incorporated by reference.

     10.14 Employment and Non-Competition Agreement, dated as of September 30, 1993, between H&H Valve and J. M. Heinen, filed with the Commission on March 30, 1994, and herein incorporated by reference.

     10.34 Executed Supply and Distribution Agreement, dated February 12, 1993, by and between Penberthy, Inc. and Axel Johnson (Canada) Inc., including its Penberthy Canada and Brian Controls divisions, filed with the Commission on March 30, 1994, and herein incorporated by reference.

     10.35 Executed Trademark License Agreement, dated as of February 12, 1993, between Axel Johnson (Canada) Inc. and Penberthy, Inc., filed with the Commission on March 30, 1994, and herein incorporated by reference.

     10.48 Form of Employment and Non-Interference Agreement, dated as of May 2, 1994, between NEWFLO Corporation and John D. Lilla, filed with the Commission on March 30, 1995, and herein incorporated by reference.

     10.58 Form of Employment and Non-Interference Agreement, dated May 2, 1994, as amended April 12, 1995, between NEWFLO Corporation and Kathleen Mathews; previously filed with the Commission on March 30, 1995 as Exhibit 10.39, and herein incorporated by reference.

     10.59 Form of Employment and Non-Competition Agreement, dated January 1, 1992, as amended January 2, 1995, between Flow Technologies, Inc. and Robert K. Elders; previously filed with the Commission on March 29, 1993 as Exhibit 10.7, and herein incorporated by reference.

     10.63 Purchase and sale agreement between NEWFLO Corporation and Precision Castparts Corp. previously filed with the Commission on July 31, 1996 by Parent (Registrant file Number 1-10348) on Form 8K and herein incorporated by reference.

     10.64 Asset purchase agreement between Barber Industries, Ltd. and 662200 Alberta Ltd. dated January 31, 1996.

     20.1 Report of Independent Auditors dated February 23, 1996 previously filed with the Commission on March 29, 1996 on Form 10K and herein incorporated by reference.

     27       Financial Data Schedule

B.    Reports on Form 8-K

      Reports on Form 8K have been filed by Registrant during of the period covered by this report on:

                        August 15, 1996
                        September 30, 1996
                        October 10, 1996




                                       33

C.    Exhibits

      See Item 14A(3) above.

D.    Financial Statement Schedule

      See Item 14A(1) and Item 14A(2) above.










































                                       34

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 31, 1997

                               PCC Flow Technologies, Inc.


                             By:   /s/ William C.McCormick
                             ----------------------------------
                                   William C. McCormick
                            (Director and Chairman of the Board)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/   William C. McCormick      Director and Chairman         March 31, 1997
---------------------------      of the Board
   William C. McCormick


 /s/   William D. Larsson        Director and Chief            March 31, 1997
-----------------------------    Financial Officer
   William D. Larsson


 /s/   David W. Norris           Director and President        March 31, 1997
-----------------------------
   David W. Norris













                                     35
