Form 10-Q
period 1997-03-31
NEWFLO CORP
filed 1997-05-15
CIK 888740

                           United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM  10-Q
(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the fiscal Period Ended
March 31, 1997
                                 or

[   ] Transition Report to Section 13 or 15(d) of the
Securities Act of
1934 For the Transition Period From ________ to ________

Commission file number:  33-56256

                  PCC Flow Technologies, Inc.
------------------------------------------------------------
(Exact name of registrant as specified in its charter)

  Delaware                                  94-3115884
------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer ID No.)
 incorporation or organization)

301 Camp Craft Road, Suite 100, Austin, Tx  78746
------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

                512-314-8500
------------------------------------------------------------
 (Registrant's telephone number, including area code)

                Not Applicable
------------------------------------------------------------
(Former name, former address and former year, if changed since last report)

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

Common Stock, par value $.01, 1,000 shares authorized, 100
shares issued and outstanding as of May 1, 1997

THIS FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE
FORMAT PURSUANT TO COMPLIANCE BY THE REGISTRANT WITH
CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b)
OF FORM 10-Q.

                        PCC FLOW TECHNOLOGIES, INC.

                                 INDEX


                                                              Page No.
PART I.  Financial Information

Item 1. Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996                    2

        Condensed Consolidated Statements of Income -
          Three months ended  March 31, 1997 and 1996             4

        Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1996.             5

        Notes to Condensed Consolidated Financial Statements      6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     7

PART II.  Other Information

Item 1. Legal Proceedings                                         9

Item 2. Changes in Securities                                     9

Item 3. Defaults upon Senior Securities                           9

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 5. Other Information                                         9

Item 6. Exhibits and Reports on Form 8-K                          9

Signatures

Part I. Financial Information

                      PCC FLOW TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets (Unaudited-see note)

                                     March 31,    December 31,
                                       1997          1996
                                   -----------    ----------
-
                                          (In thousands)
Assets
Current assets:
 Cash                              $   1,020       $   3,960
 Accounts receivable                  47,015          38,934
  Less allowance for doubtful accounts(1,428)         (1,331)
 Accounts receivable (net)            45,587          37,603
 Inventories, at cost:
   Raw materials                      17,615          18,025
   Work-in-process                     7,614           6,296
   Finished goods                     44,367          41,620
    Total inventories                 69,596          65,941
  Deferred taxes - current            10,979           9,637
  Other current assets                   573             391
Total current assets                 127,755         117,532

 Property, plant and equipment        33,503          32,235
  Less accumulated depreciation       (2,828)         (1,936)
Net property, plant and equipment     30,675          30,299

 Goodwill net of $3,825 amortization
  (1996-$2,373)                      231,095         235,050
 Deferred taxes - long term            7,341          12,195
 Other assets                          1,271           1,317
                                    --------        --------
Total assets                        $398,137        $396,393
                                    ========        ========

[FN]
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.









                              2

                    PCC FLOW TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets  (Unaudited-see note)

                                       March 31,    December 31,
                                          1997          1996
                                     -------------  ------------
                                  (In thousands, except per share data)
Liabilities
Current liabilities:
  Accounts payable                      $  17,703    $  14,958
  Accrued liabilities                      28,522       32,105
  Accrued taxes payable                    12,016       11,745
  Current portion of long term debt           274          274
                                        ---------    ---------
Total current liabilities                  58,515       59,082

Payable to affiliate                       15,922        6,369
Long term debt                            100,163      100,163
Deferred taxes - long term                    ---        8,615
Other liabilities                          15,339       14,848

Minority interest                             ---        1,647

Redeemable preferred stock
  Preferred stock, Class A, $.01 par
    value, 450 shares authorized, 113
    shares issued and outstanding;
    liquidation preference of $113 in
    1996;  redeemed July 31, 1996             ---          ---
  Preferred stock Class B, $.01 par value,
    7,000 shares authorized, issued and
    outstanding in 1996; liquidation
    preference of $7,000; redeemed July 31,
    1996                                      ---          ---
Common stockholders' equity:
  Common stock, par value $.01, 1,000 shares
    authorized, 100 shares issued and
    outstanding                               ---          ---
  Contributed capital from parent         201,663      201,663
  Accumulated translation adjustment         (159)           4
   Retained earnings                        6,694        4,002
                                        ---------    ---------
Total common stockholders' equity         208,198      205,669
Total liabilities and stockholders'     ---------    ---------
   equity                               $ 398,137    $ 396,393
                                        =========    =========

[FN]
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.




                            3

                 PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited-see note)

                                   Successor     Predecessor
                                  Three months   Three months
                                     ended          ended
                                 March 31, 1997  March 31,1996
                                 --------------  -------------
                              (In Thousands, except per share data)
Product sales, net                 $   63,841         $   56,805

Cost of sales                          44,618             38,001
                                   ----------         ----------
Gross profit                           19,223             18,804

Operating expenses:
   Sales and marketing                  8,575              7,273
   General and administrative           3,436              4,022
                                   ----------         ----------
Total operating expense                12,011             11,295
                                   ----------         ----------
Income from operations                  7,212              7,509
Interest expense                       (1,517)            (4,664)
Other expense                             ---               (333)
Income before income taxes and     ----------         ----------
  minority interest                     5,695              2,512
Income tax expense                     (3,003)              (955)
                                   ----------         ----------
Income before minority interest         2,692              1,557
  Minority interest                       ---                 40
                                   ----------         ----------
Net income                         $    2,692         $    1,517
                                   ==========         ==========
Net income attributable to
  common shares                    $    2,692         $    1,513
                                   ==========         ==========
Net income per common share        $26,920.00         $     5.96
                                   ==========         ==========
Shares used in calculation of
  net income per common share             100            253,938
                                   ==========         ==========

[FN]
The accompanying notes are an integral part of these financial statements.








                                 4

                   PCC FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited - see note)

                                      Successor      Predecessor
                                     Three months    Three months
                                        ended          ended
                                    March 31, 1997  March 31, 1996
                                    --------------  --------------
                                             (In thousands)
Operating activities:
Net income                             $    2,692        $    1,517
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:

    Depreciation and amortization           2,346             2,180
    Minority interest                      (1,647)               40
    Deferred taxes                            709               ---
Changes in operating assets and
 liabilities:
    Accounts receivable                    (7,015)               32
    Inventories                            (1,280)           (4,243)
    Other current assets                      249               481
    Accounts payable                        2,701             3,037
    Income taxes payable                     (301)              583
    Accrued compensation                   (1,635)           (1,479)
    Accrued interest                        1,529             3,306
    Other accrued liabilities              (3,469)           (2,872)
Cash (used by) provided by operating    ---------        ----------
 activities                                (5,121)            2,486

Investing activities:
Acquisition, net of cash acquired,
  OIC Valve                                (6,379)              ---
Acquisition, net of cash acquired,
  Barber                                      ---             (9,764)
Purchase of minority interest,
  Water Specialties                        (4,000)               ---
Purchase of property and equipment         (1,356)              (663)
Proceeds from sale of equipment               ---                136
Advances from parent                       13,605                ---
Other investing activities                    474                379
Cash provided by (used in) investing    ---------          ---------
  activities                                2,344             (9,816)

Financing activities:
Borrowings - bank line of credit              ---              7,725
Repayments of notes payable                   ---               (284)
Payment of preferred stock dividends          ---                 (4)
                                        ---------          ---------
Cash provided by financing activities         ---              7,437

Effect of foreign exchange rate changes on
  cash                                       (163)               155
Net (decrease) increase in cash         $  (2,940)         $     262
                                        ---------          ---------
Cash, beginning of period               $   3,960          $     736
Cash, end of period                     $   1,020          $     998
                                        =========          =========

[FN]
The accompanying notes are an integral part of these financial statements.


                                     5

                         PCC FLOW TECHNOLOGIES, INC.


Notes to Condensed Consolidated Financial Statements
(Unaudited)


1.  Basis of Presentation

     The accompanying condensed consolidated financial statements of PCC Flow Technologies, Inc. (the "Company") are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. PCC Flow Technologies, Inc. (the "Successor"), formally known as NEWFLO Corporation (the "Predecessor") was acquired on July 31, 1996, by Precision Castparts Corp. ("PCC"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K as of and for the year ended December 31, 1996. The accompanying condensed consolidated financial statements consist of the three month period ended March 31, 1996 (Predecessor) and the three month period ended March 31, 1997 (Successor). As a result of the acquisition of the Company by PCC, the condensed consolidated financial statements have been presented in a manner to reflect the change of ownership and the effect of the purchase price adjustments that resulted from the recognition of fair values in conjunction with the Company's acquisition by PCC. Certain reclassifications have been made in the prior periods to conform to presentations for the current period. Such reclassifications have had no impact on the previously reported financial position or results of operations.


2.  Acquisitions

     On March 28, 1997, the Company acquired 100% of the capital stock of OIC Valve, Inc. ("OIC") for a cash payment of approximately $6.4 million, net of related acquisition costs. The acquisition has been recorded pursuant to the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.

     On December 23, 1996, the Company acquired 100% of the capital stock of Crown Pump, Inc. ("Crown") for a cash payment of approximately $6.1 million and related acquisition costs of approximately $0.1 million. The acquisition has been recorded pursuant to the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.

     On July 31,1996, Precision Castparts Corp. ("PCC") acquired 100% of the capital stock of NEWFLO Corporation and renamed the acquired Company "PCC Flow Technologies, Inc." The acquisition has been recorded pursuant to the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.




                         6

                   PCC Flow Technologies, Inc.

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     The following discussion should be read in conjunction with the consolidated audited financial statements and footnotes thereto included in the Company's annual Form 10-K filed with the Securities Exchange Commission for the fiscal year ended December 31, 1996, and the condensed consolidated financial statements which are included elsewhere in this quarterly report. PCC Flow Technologies, Inc. (the "Successor"), previously known as NEWFLO Corporation (the "Predecessor"), was acquired on July 31, 1996 by Precision Castparts Corp. ("PCC"), a world wide manufacturer of complex metal structural investment castings and the leading manufacturer of airfoils castings used in jet aircraft engines. The following discussion of operations are for the results of the three month period ended March 31, 1997 (Successor) and the three month period ended March 31, 1996 (Predecessor).

     PCC Flow Technologies, Inc., (the "Company"), designs, manufactures, markets and services a broad range of specialty and general purpose valves, pumps, meters and related products for a variety of industrial, commercial, utilities and municipal customers. The Company sells its products worldwide through direct sales, distributors and manufacturers' representatives primarily to chemical, petrochemical, construction contractors, municipalities and other industrial companies. The accompanying condensed consolidated financial statements include the accounts the Company and its wholly owned and majority owned subsidiaries.


RESULT OF OPERATIONS

Three months ended March 31, 1997, compared with three months ended March 31, 1996.

     Net sales increased for the three month period ended March 31, 1997 to $63.8 million, up $7.0 million, or 12.3% from sales of $56.8 million for the three months ended March 31, 1996. This increase of $7.0 million was primarily the result of favorable weather conditions for drilling in Canada which resulted in a sales increase in valve products plus the effects of the acquisition of Crown Pump at the end of December 1996.

     Gross profit of $19.2 million for the quarter ended
March 31, 1997 represents an increase of $0.4 million from the $18.8 million for the same period for 1996. Gross profit as a percentage of sales decreased from 33.1% in the first quarter of 1996 to 30.1% for the same period in 1997.
The favorable impact of the higher sales was largely offset by the impact of stronger marketplace competition, lower margin product mix and additional amortization of intangibles related to purchase accounting for the acquisition of the Company by PCC.

     Income from operations of $7.2 million , or 11.3% of sales for the quarter, represented a decrease of $0.3 million from $7.5 million, or 13.2% of sales for the same period in 1996. Higher marketing and sales costs resulting from the increased competitiveness in many of the Company's markets led to a reduction in profits this quarter as compared with a year ago.









                                    7

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest expense on long term debt decreased to $1.5
million during the quarter ended March 31, 1997, from $4.7
million for the same period in 1996. Approximately, $32.7 million of senior debt was retired July 31, 1996 with the acquisition of the Company by PCC. In conjunction with the acquisition, the Company's debt was restated to fair market value and a liability was established to reflect the difference between the stated interest rate on the outstanding subordinated notes and a market rate. As a result, the effective interest rate for the Company was lower for the quarter ended, March 31, 1997.

     Net income before tax and minority interest of $5.7 million for the quarter ended March 31, 1997 was an improvement from the $2.5 million for the comparable period in 1996. Excluding the $0.2 million contribution by Crown
Pump, the increase of $3.0 million was primarily the result of the decrease in interest expense.



CHANGES IN FINANCIAL POSITION AND LIQUIDITY


     Total assets of $398.1 million at March 31, 1997 represented a $1.7 million increase from the $396.4 million balance at December 31, 1996. Acquisitions accounted for the majority of the increase.

     Cash from earnings for the three months ended March 31, 1997, of $4.1 million was less than cash requirements which consisted of $10.4 million for acquisitions, $9.2 million of increased working capital net of acquisitions and $1.4 million of capital expenditures. The cash shortfall was funded from $13.6 million of net advances from parent and $2.9 million of available cash. At March 31, 1997, cash and cash equivalents were $1.0 million.

     Prior to July 31, 1996, the Company financed its activities principally through cash provided by operations and borrowings under a Senior Credit Agreement with a financial institution. On July 31, 1996, the Senior Credit
Agreement was retired as part of the acquisition of the Company by PCC.

     The Company expects cash provided by operations and financing provided by PCC sufficient to meet its current obligations and future operating requirements. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash and financing from PCC.


















                                       8

                 PCC Flow Technologies, Inc.


Part II.  Other Information


Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities

          None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits

          Exhibit 10.65  Form of Employment and Non-Interference
                        Agreement dated May 2,1994, between PCC Flow
                        Technologies and John D. Lilla, as amended March 18, 1997, previously filed with the Commission on March 30, 1996 as Exhibit 10.48.

          Exhibit 27    Financial Data Schedule



Item 6.(b)  Reports on Form 8-K:

             None













                                       9

                            PCC Flow Technologies, Inc.




Signature


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    PCC Flow Technologies, Inc.
                                    (Registrant)





Date:   May 15, 1997
                                    By: /s/  William D.Larsson
                                       ------------------------
                                       William D. Larsson
                                       Vice President and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)
