Form 10-Q
period 1997-06-30
NEWFLO CORP
filed 1997-08-07
CIK 888740

                 United States
          Securities and Exchange Commission
               Washington, D.C. 20549

                   FORM  10-Q
(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the fiscal Period Ended June 30, 1997
                       or

[   ]  Transition Report to Section 13 or 15(d) of the Securities Act of 1934
For the Transition Period From ___________ to___________

Commission file number:  33-56256

               PCC Flow Technologies, Inc.
(Exact name of registrant as specified in its charter)

                 Delaware                       94-3115884
(State incorporation or organization)    (I.R.S. Employer ID No.)

301 Camp Craft Road, Suite 100, Austin, Texas      78746
(Address of principal executive offices)         (Zip Code)

                512-314-8500
(Registrant's telephone number, including area code)

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

Common Stock, par value $.01, 1,000 shares authorized, 100 shares issued and outstanding as of August 1, 1997.

This Form 10-Q is being filed with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q.

                 PCC FLOW TECHNOLOGIES, INC.


                                   INDEX
                                                                    Page No.
PART I.  Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996                                       2

        Condensed Consolidated Statements of Operations-Three
           months ended June 30, 1997 and 1996;  Six months ended
           June 30, 1997 and 1996                                      4

        Condensed Consolidated Statements of Cash Flows-Six
           months ended June 30, 1997 and 1996                         5

        Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   7

PART II.  Other Information

Item 1. Legal Proceedings                                              9

Item 2. Changes in Securities                                          9

Item 3. Defaults upon Senior Securities                                9

Item 4. Submission of Matters to a Vote of Security Holders            9

Item 5. Other Information                                              9

Item 6. Exhibits and Reports on Form 8-K                               9

Signatures

Part I. Financial Information

             PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets  (Unaudited - see note)

                                   June 30,      December 31,
                                     1997            1996
                                         (In thousands)
Assets
Current assets:
  Cash                           $   2,631      $   3,960
  Accounts receivable               44,331         38,934
   Less allowance for doubtful
    accounts                        (1,466)        (1,331)
                                 ----------     ----------
  Accounts receivable (net)         42,865         37,603
  Inventories, at cost:
    Raw materials                   15,919         18,025
    Work-in-process                  7,269          6,296
    Finished goods                  41,430         41,620
                                 ----------     ----------
      Total inventories             64,618         65,941
  Deferred taxes - current          10,979          9,637
  Other current assets               1,666            391
                                 ----------     ----------
Total current assets               122,759        117,532

Property, plant and equipment       34,241         32,235
Less accumulated depreciation       (3,872)        (1,936)
                                 ----------     ----------
Net property, plant and equipment   30,369         30,299

Goodwill net of $5,299 amortization
    (1996-$2,373)                  229,622        235,050
  Deferred taxes - long term         7,340         12,195
  Other assets                       1,375          1,317
                                 ----------     ----------
Total assets                     $ 391,465      $ 396,393
                                 ==========     ==========

[FN]
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.




                                2

                   PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets  (Unaudited-see note)

                                        June 30,        December 31,
                                         1997               1996
                                 (In thousands, except per share data)
Liabilities
Current liabilities:
  Accounts payable                    $  13,026        $  14,958
  Accrued liabilities                    24,361           32,105
  Accrued taxes payable                  14,894           11,745
  Current portion of long term debt         158              274
                                      ----------       ----------
Total current liabilities                52,439           59,082

Payable to affiliate                     12,515            6,369
Long term debt                          100,163          100,163
Deferred taxes - long term                  ---            8,615
Other liabilities                        15,073           14,848

Minority interest                           ---            1,647

Redeemable preferred stock
  Preferred stock, Class A, $.01 par
   value, 450 shares authorized, 113
   shares issued and outstanding;
   liquidation preference of $113 in
   1996; redeemed July 31, 1996             ---              ---
  Preferred stock Class B, $.01 par value,
   7,000 shares authorized, issued and
   outstanding in 1996; liquidation
   preference of $7,000; redeemed
   July 31, 1996                            ---              ---

Common stockholders' equity:
  Common stock, par value $.01, 1,000
   shares authorized, 100 shares issued
   and outstanding                          ---              ---
  Contributed capital from parent       201,663          201,663
  Accumulated translation adjustment       (166)               4
   Retained earnings                      9,778            4,002
                                      ----------       ----------
Total common stockholders' equity       211,275          205,669

Total liabilities and stockholders'
    equity                            $ 391,465        $ 396,393
                                      ==========       ==========

[FN]
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.


                                3

               PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

                         Three Months ended      Six Months ended
                               June 30,              June 30,
                          1997       1996         1997        1996
                       Successor  Predecessor   Successor   Predecessor
                              (In Thousands, except per share data)

Product sales, net      $ 68,769  $ 63,393     $132,610     $120,198

Cost of sales             47,519    43,407       92,137       81,408
                        --------  ---------    ---------   ---------
Gross profit              21,250    19,986       40,473       38,790

Operating expenses:
  Sales and marketing      8,446     7,937       17,021       15,210
  General and
    administrative         4,517     4,062        7,953        8,084
                        --------  ---------    ---------   ---------
Total operating expense   12,963    11,999       24,974       23,294
                        --------  ---------   ---------    ---------
Income from operations     8,287     7,987       15,499       15,496
Interest expense          (1,509)   (5,031)      (3,026)      (9,695)
Other expense                ---        (4)         ---         (337)
                        --------  ---------   ---------     ---------
 Income before income taxes
  and minority interest    6,778     2,952       12,473        5,464
Income tax expense        (3,694)   (1,345)      (6,697)      (2,300)
                        --------  ---------    ---------    ---------
Income before minority
  interest                 3,084     1,607        5,776        3,164
Minority interest            ---        76          ---          116
                        --------  ---------    --------     ---------
Net income              $  3,084  $  1,531     $  5,776     $  3,048
                      ==========  ========   ==========     =========
Net income attributable to
  common shares         $  3,084  $  1,528     $  5,776     $  3,041
                      ==========  ========   ==========     =========
Net income per common
  share               $30,840.00  $   6.02   $57,760.00     $  11.98
                      ==========  ========   ==========     =========
Shares used in calculation
  of net income per common
  share                      100   253,938          100      253,938
                      ==========  ========   ==========     =========

[FN]
The accompanying notes are an integral part of these financial statements.

                                  4

                     PCC FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                     Successor       Predecessor
                                  Six months ended  Six months ended
                                    June 30, 1997    June 30, 1996
                                           (In thousands)

Operating activities:
Net income                              $  5,776        $  3,048
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
     Depreciation and amortization         4,987           4,543
     Minority interest                    (1,647)            116
     Deferred income taxes                   710             ---
Changes in operating assets and liabilities:
     Accounts receivable                  (4,293)          (1857)
     Inventories                           3,698          (3,975)
     Other current asset                    (844)            596
     Accounts payable                     (1,976)          2,091
     Income taxes payable                  2,577            (438)
     Accrued compensation                 (1,952)           (365)
     Accrued interest                     (3,574)              4
     Other accrued liabilities            (2,210)         (2,599)
                                        ---------       ---------
Cash provided by operating activities      1,252           1,164

Investing activities:
Acquisition, net of cash acquired,
  OIC Valve                               (6,379)            ---
Acquisition, net of cash acquired, Barber    ---          (9,774)
Purchase of minority interest,
   Water Specialties                      (4,000)            ---
Purchase of property and equipment        (2,263)         (1,535)
Proceeds from sale of equipment              ---             230
Advances from parent                      10,197             ---
Other investing activities                   150             305
                                        ---------       ---------
Cash used in investing activities         (2,295)        (10,774)

Financing activities:
Borrowings - bank line of credit             ---          13,786
Repayments of notes payable                 (116)         (4,347)
Payment of preferred stock dividends         ---              (7)
                                       ----------       ---------
Cash (used in) provided by financing
  activities                                (116)          9,432

Effect of foreign exchange rate
  changes on cash                           (170)            134
                                       ----------       ---------
Net decrease in cash                    $ (1,329)       $    (44)

Cash, beginning of period               $  3,960        $    736
Cash, end of period                     $  2,631        $    692
                                       ==========       =========

[FN]
The accompanying notes are an integral part of these financial statements.



                                5

                 PCC FLOW TECHNOLOGIES, INC.


Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying condensed consolidated financial statements of PCC Flow Technologies, Inc. (the "Company") are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. PCC Flow Technologies, Inc. (the "Successor"), formerly known as NEWFLO Corporation (the "Predecessor") was acquired on July 31, 1996, by Precision Castparts Corp. ("PCC"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K as of and for the year ended December 31, 1996. The accompanying condensed consolidated financial statements consist of the three and six month periods ended June 30, 1996 (Predecessor) and the three and six month periods ended June 30, 1997 (Successor). As a result of the acquisition of the Company by PCC, the condensed consolidated financial statements have been presented in a manner to reflect the change of ownership and the effect of the purchase price adjustments that resulted from the recognition of fair values in conjunction with the Company's acquisition by PCC. Certain reclassifications have been made in the prior periods to conform to presentations for the current period. Such reclassifications have had no impact on the previously reported financial position or results of operations.


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

On January 23, 1997, the Company acquired the 20% minority interest of its subsidiary, Water Specialties Corporation, for $4.0 million resulting in 100% ownership.

On December 23, 1996, the Company acquired 100% of the capital stock of Crown Pump, Inc. ("Crown") for a cash payment of approximately $6.2 million, net of related acquisition costs. The acquisition has been recorded pursuant to the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.

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



                                6

                    PCC Flow Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated audited financial statements and footnotes thereto included in the Company's annual Form 10-K filed with the Securities Exchange Commission for the fiscal year ended December 31, 1996, and the condensed consolidated financial statements which are included elsewhere in this quarterly report. PCC Flow Technologies, Inc. (the "Successor"), previously known as NEWFLO Corporation (the "Predecessor"), was acquired on July 31, 1996 by Precision Castparts Corp. ("PCC"), a world wide manufacturer of complex metal structural investment castings and the leading manufacturer of airfoils castings used in
jet aircraft engines.   The following discussion of operations are for the
results of the six month period ended June 30, 1997 (Successor) and the six month period ended June 30, 1996 (Predecessor).

PCC Flow Technologies, Inc., (the "Company"), designs, manufactures, markets and services a broad range of specialty and general purpose valves, pumps, meters and related products for a variety of industrial, commercial, utilities and municipal customers. The Company sells its products worldwide through direct sales, distributors and manufacturers' representatives primarily to chemical, petrochemical, construction contractors, municipalities and other industrial companies. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries.


RESULT OF OPERATIONS

Three months ended June 30, 1997, compared with three months ended
June 30, 1996.

Discussion of the three months ended June 30, 1996 compared with three months ended June 30, 1996 is being omitted in conjunction with the Company filing this report with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction H(1)(a), (b) and
(c) and H(2)(a) of Form 10-Q.


Six months ended June 30, 1997, compared with six months ended June 30, 1996.

Net sales increased for the six month period ended June 30, 1997 to $132.6 million, up $12.4 million, or 10.3% from sales of $120.2 million for the six months ended June 30, 1996. This increase was primarily the result of increased market demand in valve products plus the effects of the acquisitions of Crown Pump at the end of December, 1996 and OIC Valve at the end of March, 1997.

Gross profit of $40.5 million for the six months ended June 30, 1997 represents an increase of $1.7 million from the $38.8 million for the same period for 1996. Gross profit as a percentage of sales decreased from 32.3% in the six months of 1996 to 30.5% for the same period in 1997. The favorable impact of the higher sales was offset by the impact of stronger marketplace competition, lower margin product mix and additional amortization of intangibles related to purchase accounting adjustments as a result of the acquisition of the Company by PCC.

Income from operations of $15.5 million for the first six months of 1997 remained even at $15.5 million versus the same period in 1996. The favorable impact of higher sales and the inclusion of positive results from the acquisitions of OIC Valve and Crown Pump were offset by increased competitiveness in many of the Company's markets.


                                7

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Interest expense on long term debt decreased to $3.0 million during the six months ended June 30, 1997, from $9.7 million for the same period in 1996. Approximately, $32.7 million of senior debt was retired July 31, 1996 with the acquisition of the Company by PCC. In conjunction with the acquisition, the Company's debt was restated to fair market value and a liability was established to reflect the difference between the stated interest rate on the outstanding subordinated notes and a market rate. As a result, the effective interest rate for the Company was lower for the period ended, June 30, 1997.

Net income before tax and minority interest of $12.5 million for the six months ended June 30, 1997 was an improvement from the $5.5 million for the comparable period in 1996. The improvement of $7.0 million was primarily the result of the $6.7 million decrease in interest expense. In addition, other expense for the period ended June 30, 1996 included predecessor costs related to the sale of the Company.



CHANGES IN FINANCIAL POSITION AND LIQUIDITY


Total assets of $391.5 million at June 30, 1997 represented a $4.9 million decrease from the $396.4 million balance at December 31, 1996. A decrease in deferred taxes partially offset by an increase in accounts receivable accounted for the majority of the decrease.

Cash from earnings for the six months ended June 30, 1997, of $9.8 million was less than cash requirements which included $10.4 million for acquisitions, $8.6 million of increased working capital and $2.3 million of capital expenditures. The cash shortfall was funded from $10.2 million of net advances from parent and $1.3 million of available cash. At June 30, 1997, cash and cash equivalents were $2.6 million.

Prior to July 31, 1996, the Company financed its activities principally through cash provided by operations and borrowings under a Senior Credit Agreement with a financial institution. On July 31, 1996, the Senior Credit Agreement was retired as part of the acquisition of the Company by PCC.

The Company expects cash provided by operations and financing provided by PCC will be sufficient to meet its current obligations and future operating requirements. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash and financing from PCC.


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

                              PCC Flow Technologies, Inc.
                              (Registrant)





Date:   August 7, 1997
                              By:  /s/  William D. Larsson
                                 -------------------------
                                 William D. Larsson
                                 Vice President and Chief
                                  Financial Officer
                                 (Principal Financial and
                                  Accounting Officer)


