Form 10-Q
period 1997-09-30
NEWFLO CORP
filed 1997-11-13
CIK 888740

                          United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM  10-Q
 (Mark one)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Act of  1934
For the fiscal Period Ended  September 30, 1997
                               or

[   ]  Transition Report to Section 13 or 15(d) of the Securities
Act of  1934 For the
Transition Period From ___________ to ___________

Commission file number:  33-56256

                   PCC FLOW TECHNOLOGIES, INC.

     (Exact name of registrant as specified in its charter)

                DELAWARE                     943115884

(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer ID No.)

     16801 GREENSPOINT PARK DR., 355, HOUSTON, TEXAS  77060

(Address of principal executive offices)            (Zip Code)

                281-873-2055

(Registrant's telephone number, including area code)

  301 CAMP CRAFT RD., SUITE 100, WEST LAKE HILLS, AUSTIN, TEXAS
                              78746

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

Common stock, par value $.01, 1,000 shares authorized, 100 shares issued and outstanding as of November 1, 1997

This Form 10-Q is being filed with the reduced disclosure format pursuant to compliance by the registrant with conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q

                   PCC FLOW TECHNOLOGIES, INC.



                              INDEX
                              _____

                                                         Page No.
                                                         ________
PART I.  Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
September 30, 1997 and December 31, 1996                      2

     Condensed Consolidated Statements of Operations -
Nine months and three months ended September 30, 1997
and 1996                                                      4

     Condensed Consolidated Statements of Cash Flows -
Nine months ended September 30, 1997 and 1996                 6

     Notes to Condensed Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                           8

PART II.  Other Information

Item 1. Legal Proceedings
12

Item 2. Changes in Securities
12

Item 3. Defaults upon Senior Securities
12

Item 4. Submission of Matters to a Vote of
Security Holders
12

Item 5. Other Information
12

Item 6. Exhibits and Reports on Form 8-K                     12

Signatures


                             Page 1

Part I. Financial Information

                  PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets  (Unaudited - see note)
_____________________________________________________________

                               September 30,     December 31,
                                    1997             1996

                                        (In thousands)
Assets
______
Current assets:
  Cash                          $     4,278      $    3,960
  Accounts receivable                42,293          38,934
    Less allowance for doubtful
      accounts                      (1,467)         (1,331)
                                ____________     ____________
  Accounts receivable (net)          40,826          37,603
  Inventories, at cost:
    Raw materials                    15,359          18,025
    Work-in-process                   8,181           6,296
    Finished goods                   40,027          41,620
                                ____________     ____________
      Total inventories              63,567          65,941
  Deferred taxes - current           10,886           9,637
  Other current assets                2,176             391
                                ____________     ____________
Total current assets                121,733         117,532

Property, plant and equipment        35,097          32,235
Less accumulated depreciation       (4,874)         (1,936)
                                ____________     ____________
Net property, plant and equipment    30,223          30,299

Goodwill net of $6,678 amortization
  (1996-$2,373)                     224,757         235,050
  Deferred taxes - long term            699          12,195
  Other assets                        1,267           1,317
                               _____________    _____________

Total assets                    $   378,679      $  396,393
                                ===========      ==============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

                             Page 2

                  PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets  (Unaudited-see note)
___________________________________________________________

                               September 30,     December 31,
                                    1997             1996
                               _____________    _____________
                           (In thousands, except per share data)
Liabilities
___________
Current liabilities:
  Accounts payable              $    15,672         $14,958
  Accrued liabilities                27,832          32,105
  Accrued taxes payable              13,486          11,745
  Current portion of long term debt     163             274
                               _____________    _____________
Total current liabilities            57,153          59,082

Payable to affiliate                  1,046           6,369
Long term debt                      100,000         100,163
Deferred taxes - long term              ---           8,615
Other liabilities                     8,339          14,848

Minority interest                       ---           1,647

Redeemable preferred stock
  Preferred stock, Class A, $.01
    par value, 450 shares authorized,
    113 shares issued and outstanding;
    liquidation preference of $113 in
    1996; redeemed July 31, 1996                 ---        ---
  Preferred stock Class B, $.01
    par value, 7,000 shares authorized,
    issued and outstanding in 1996;
    liquidation preference of $7,000;
    redeemed July 31, 1996              ---             ---

Common stockholders' equity:
  Common stock, par value $.01,
    1,000 shares authorized, 100
    shares issued and outstanding                ---    ---
  Contributed capital from parent   201,663         201,663
  Accumulated translation adjustment  (189)               4
    Retained earnings                10,667           4,002
                               _____________    _____________
Total common stockholders' equity   212,141         205,669

Total liabilities and
  stockholders' equity          $   378,679      $  396,393
                                ===========      ==============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

                             Page 3

                  PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations (Unaudited)
___________________________________________________________

                                  Successor             Predecessor
                         ____________________________  ______________
                          Three Months   Two Months      One Month
                             ended         ended           ended
                         September 30, September 30,      July 31,
                              1997          1996            1996
                         ____________________________  ______________

                            (In Thousands, except per share data)
Product sales, net        $     64,054  $    39,588     $    18,122

Cost of sales                   44,108       27,766          12,555
                          _____________ _____________   _____________
Gross profit                    19,946       11,822           5,567

Operating expenses:
  Sales and marketing            8,133        5,144           2,583
  General and administrative     3,951        2,301           1,496
                          _____________ _____________   _____________
Total operating expense         12,084        7,445           4,079
                          _____________ _____________   _____________
Income from operations           7,862        4,377           1,488
Interest expense               (1,512)      (1,002)         (1,243)
                          _____________ _____________   _____________
Income before income taxes
  and  minority interest         6,350        3,375             245
Income tax expense             (3,461)      (1,839)           (419)
                          _____________ _____________   _____________

Income (loss) before minority
  interest                       2,889        1,536           (174)
  Minority interest                ---         (77)            (24)
                          _____________ _____________   _____________

Net income (loss)         $      2,889  $     1,459     $     (198)
                          ============= =============   =============

Net income (loss) attributable
  to common shares        $      2,889  $     1,459     $     (201)
                          ============= =============   =============

Net income (loss) per
  common share            $  28,890.00  $ 14,590.00     $     (1.02)
                          ============= =============   =============
Shares used in calculation
  of net income  (loss)
  per common share                 100          100         196,638
                          _____________ _____________   _____________

See notes to condensed consolidated financial statements.

                             Page 4
                  PCC  FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations (Unaudited)
___________________________________________________________

                                  Successor             Predecessor
                         ____________________________  ______________
                          Nine Months    Two Months     Seven Months
                             ended         ended           ended
                         September 30, September 30,      July 31,
                              1997          1996            1996
                         ____________________________  ______________

                            (In Thousands, except per share data)

Product sales, net        $    196,664  $    39,588     $   138,320

Cost of sales                  136,245       27,766          93,963
                          _____________ _____________   _____________
Gross profit                    60,419       11,822          44,357

Operating expenses:
  Sales and marketing           25,154        5,144          17,793
  General and administrative    11,904        2,301           9,580
                          _____________ _____________   _____________
Total operating expense         37,058        7,445          27,373
                          _____________ _____________   _____________
Income from operations          23,361        4,377          16,984
Interest expense               (4,538)      (1,002)        (10,938)
Other income (expense)             ---          ---           (337)
                          _____________ _____________   _____________
Income before income taxes
  and minority interest         18,823        3,375           5,709
Income tax expense            (10,158)      (1,839)         (2,719)
                          _____________ _____________   _____________

Income before minority
  interest                       8,665        1,536           2,990
  Minority interest                ---         (77)           (140)
                          _____________ _____________   _____________


Net income                $      8,665  $     1,459     $     2,850
                          ============= =============   =============

Net income attributable to
  common shares           $      8,665  $     1,459     $     2,840
                          ============= =============   =============

Net income per common
  share                   $  86,650.00  $ 14,590.00     $     11.18
                          ============= =============   =============

Shares used in calculation
  of net income per
  common share                     100          100         253,938
                          ============= =============   =============

See notes to condensed consolidated financial statements.

                             Page 5
                  PCC FLOW  TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
___________________________________________________________

                                  Successor             Predecessor
                         ____________________________  ______________
                          Nine Months    Two Months     Seven Months
                             ended         ended           ended
                         September 30, September 30,      July 31,
                              1997          1996            1996
                         ____________________________  ______________

                            (In Thousands, except per share data)
Operating activities
____________________
Net income                $      8,665  $     1,459     $     2,850
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization               7,422        2,629           5,449
    Minority interest          (1,647)           77             140
    Deferred income taxes            2          ---             ---
Changes in operating assets
  and liabilities:
      Accounts receivable      (2,174)      (2,281)           2,648
      Inventories                4,019      (1,385)         (5,079)
      Other current assets              (1,354)         82
473
      Accounts payable             670          992             542
      Income taxes payable              3,049           949
(9)
      Accrued compensation              (822)           169
314
      Accrued interest         (2,068)      (1,066)           1,111
      Other accrued liabilities  (747)        2,989         (3,299)
                          _____________ _____________   _____________
Cash provided by
  operating activities          15,015        4,614           5,140

Investing activities
____________________
Acquisition, net of cash
  acquired, NEWFLO                 ---    (173,281)             ---
Acquisition, net of cash
  acquired, OIC Valve          (6,379)          ---             ---
Acquisition, net of cash
  acquired, Barber                 ---          ---         (9,774)
Purchase of minority
  interest, Water Specialties  (4,000)          ---             ---
Purchase of property and
  equipment                    (3,579)        (366)         (1,844)
Proceeds from sale
  of equipment                     ---          ---             311
Advances from parent             1,593          ---             ---
Other investing activities              135             135
248
                          _____________ _____________   _____________
Cash used in investing
  activities                  (12,230)    (173,512)        (11,059)

Financing activities
____________________
Borrowings (repayments)
  - bank line of credit            ---     (20,781)          13,421
Repayments of notes payable      (274)     (11,901)         (4,347)
Contributed Capital - Parent        --      206,067             ---
Payment of preferred stock
  dividends                        ---          ---             (8)
Payment of dividend to Parent  (2,000)      (2,800)             ---
                          _____________ _____________   _____________
Cash provided by (used in)
  financing activities         (2,274)      170,585           9,066

Effect of foreign exchange
  rate changes on cash           (193)          134              29
                          _____________ _____________   _____________
Net increase in cash      $        318  $     1,821     $     3,176

Cash, beginning of period $      3,960  $     3,912     $       736
Cash, end of period       $      4,278  $     5,733     $     3,912
                          ============= =============   =============

The accompanying notes are an integral part of these financial statements.
                             Page 6

                   PCC FLOW TECHNOLOGIES, INC.


Notes to Condensed Consolidated Financial Statements (Unaudited)
________________________________________________________________

1.  Basis of Presentation

The accompanying condensed consolidated financial statements of PCC Flow Technologies, Inc. (the "Company") are unaudited, but are prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. PCC Flow Technologies, Inc., formerly known as NEWFLO Corporation, was acquired on July 31, 1996, by Precision Castparts Corp. ("PCC"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K as of and for the year ended December 31, 1996. The accompanying condensed consolidated financial statements consist of the three and nine month periods ended September 30, 1996 and the three and nine month periods ended September 30, 1997. As a result of the acquisition of the Company by PCC, the condensed consolidated financial statements have been presented in a manner to reflect the change of ownership and the effect of the purchase price adjustments that resulted from the recognition of fair values in conjunction with the Company's acquisition by PCC. Certain reclassifications have been made in the prior periods to conform to presentations for the current period. Such reclassifications have had no impact on the previously reported financial position or results of operations.


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


                             Page 7

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


3.  Subsequent Event

The Company has issued a redemption notice and will redeem its subordinated notes as of November 15, 1997 for $105.3 million including the call premium, which is recorded as a current liability. Terms and conditions of the subordinated notes restrict any call transactions by the Company prior to November 15, 1997.

                   PCC FLOW TECHNOLOGIES, INC.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

         ...............................................

The following discussion should be read in conjunction with the consolidated audited financial statements and footnotes thereto included in the Company's annual Form 10-K filed with the Securities Exchange Commission for the fiscal year ended December 31, 1996, and the condensed consolidated financial statements which are included elsewhere in this quarterly report. PCC Flow Technologies, Inc., previously known as NEWFLO Corporation, was acquired on July 31, 1996 by Precision Castparts Corp. ("PCC"), a world wide manufacturer of complex metal structural investment castings and the leading manufacturer of airfoils castings used in jet aircraft engines. The following discussion of operations are for the results of the nine month period ended September 30, 1997 and the nine month period ended September 30, 1996.




                             Page 8

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


RESULT OF OPERATIONS

Three months ended September 30, 1997, compared with three months ended September 30, 1996.

Discussion of the three months ended September 30, 1997 compared with three months ended September 30, 1996 is being omitted in conjunction with the Company filing this report with the reduced disclosure format pursuant to compliance by the Registrant with conditions set forth in General Instruction H(1)(a), (b) and (c) and H(2)(a) of Form 10-Q.


Nine months ended September 30, 1997, compared with nine months ended September 30, 1996.

Net sales increased for the nine month period ended September 30, 1997 to $196.7 million, up $18.8 million, or 10.5% from sales of $177.9 million for the nine months ended September 30, 1996.
This increase was primarily the result of increased market demand in valve products plus the effects of the acquisitions of Crown Pump at the end of December, 1996 and OIC Valve at the end of March, 1997.

Gross profit of $60.4 million for the nine months ended September 30, 1997 represents an increase of $4.2 million from $56.2 million for the same period in 1996. Gross profit as a percentage of sales decreased from 31.6% in the nine months of 1996 to 30.7% for the same period in 1997. The favorable impact of the higher sales was offset by the impact of stronger marketplace competition, lower margin product mix and additional amortization related to purchase accounting adjustments as a result of the acquisition of the Company by PCC.




                             Page 9

Income from operations, for the first nine months of 1997 increased $2.0 million to $23.4 million versus $21.4 million for the same period in 1996. The favorable impact of higher sales and the inclusion of positive results from the acquisitions of OIC Valve and Crown Pump were offset by increased competitiveness in many of the Company's markets.

Interest expense on long term debt decreased to $4.5 million during the nine months ended September 30, 1997, from $11.9 million for the same period in 1996. Approximately, $32.7 million of senior debt was retired July 31, 1996 with the acquisition of the Company by PCC. In conjunction with the acquisition, the Company's debt was restated to fair market value and a liability was established to reflect the difference between the stated interest rate on the outstanding subordinated notes and the market rate. As a result, the effective interest rate for the Company was lower for the period ended, September 30, 1997.

Net income before taxes and minority interest of $18.8 million for the nine months ended September 30, 1997 was an improvement from the $9.1 million for the comparable period in 1996. The improvement of $9.7 million was primarily the result of the $7.4 million decrease in interest expense coupled with the reduction in other expense for the period ended September 30, 1997.



CHANGES IN FINANCIAL POSITION AND LIQUIDITY


Total assets of $378.7 million at September 30, 1997 represented a $17.7 million decrease from the $396.4 million balance at December 31, 1996. Decreases in deferred taxes and goodwill, net of amortization, partially offset by increases in accounts receivable and other current assets accounted for the majority of the decrease.

Cash provided by operating activities for the nine months ended September 30, 1997, of $15.0 million funded cash requirements which included $10.4 million for acquisitions, $3.6 million of capital expenditures and $0.4 million dividend to parent (net of advances from parent). At September 30, 1997, cash and cash equivalents were $4.3 million.






                             Page 10

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

                   PCC FLOW TECHNOLOGIES, INC.

Part II.  Other Information


Item 1.   Legal Proceedings
          _________________

          None

Item 2.   Changes in Securities
          _____________________

          None

Item 3.   Defaults upon Senior Securities
          _______________________________

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          None

Item 5.   Other Information
          _________________

          None

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

Item 6.(a)     Exhibits
          27   Financial Data Schedule

Item 6.(b)     Reports on Form 8-K:

          None














                             Page 12

                   PCC FLOW TECHNOLOGIES, INC.




                            Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                   PCC Flow Technologies, Inc.
                                   ___________________________
                                   (Registrant)





Date:   November 13, 1997
        _________________
                              By:       /s/  WILLIAM D. LARSSON
                                   ______________________________
                                   William D. Larsson
                                   Vice President and Chief
                                   Financial Officer
                                   (Principal Financial
                                   and Accounting Officer)





















                             Page 13